Form 10-Q
period 2009-03-31
GARMAN CABINET & MILLWORK, INC.
filed 2009-05-20
CIK 1446374

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2009.

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number:  333-157399

GARMAN CABINET & MILLWORK, INC.
(Exact Name of Registrant as Specified in Its Charter)

North Carolina	2431	56-2115043
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

Valerie A. Garman
President
137 Cross Center Road
Suite 318
Denver, NC  28037
Telephone No.:  704-489-2798
(Name, Address and Telephone Number
of Principal Executive Offices and Agent for Service)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)
Accelerated filer	☐
Smaller reporting company	☑
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act). Yes [ ] No [X]

Number of shares of common stock outstanding as of May 20, 2009:        11,709,300

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this 10-Q under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussions under "Notes to Financial Statements" and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-Q. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

PART I. FINANCIAL INFORMATION

ITEM                                                                                                                                                                                                                                                                                                                 PAGE

ITEM 1. FINANCIAL STATEMENTS                                                                                                                                                                                                                                                              3

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION                                                                                                    11

ITEM 3. QUANITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                                                                                                                                                    12

ITEM 4. CONTROLS AND PROCEDURES                                                                                                                                                                                                                                                      12

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                                                                                                                                                                                                                                       13

ITEM 1A. RISK FACTORS                                                                                                                                                                                                                                                                                13

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS                                                                                                                                                                        14

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                                                                                                                                                                                                                        14

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                                                                                                                                                        14

ITEM 5. OTHER INFORMATION                                                                                                                                                                                                                                                                     14

ITEM 6. EXHIBITS                                                                                                                                                                                                                                                                                               14

SIGNATURES                                                                                                                                                                                                                                                                                                       14

INDEX TO EXHIBITS                                                                                                                                                                                                                                                                                          15

ITEM 1.  FINANCIAL STATEMENTS

INDEX TO GARMAN CABINET AND MILLWORK, INC. FINANCIAL STATEMENTS

Garman Cabinet and Millwork, Inc.Page

Balance Sheets                                                                                                                                                                                                                                                                                         4

Statements of Operations                                                                                                                                                                                                                                                                       5

Statements of Cash Flows                                                                                                                                                                                                                                                                      6

Notes to Financial Statements                                                                                                                                                                                                                                                              7

GARMAN CABINET AND MILLWORK, INC.
BALANCE SHEETS
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008

ASSETS	(unaudited)	(unaudited)
	3/31/2009	12/31/2008
CURRENT ASSETS:
Cash	$10,797	$29,432
Prepaid expenses	33,333	66,667
Employee advances	-	5,100
TOTAL CURRENT ASSETS	44,130	101,199

FIXED ASSETS:
Machinery and equipment	29,708	29,708
Vehicles	47,351	47,351
Accumulated depreciation	(37,603)	(36,325)
TOTAL FIXED ASSETS	39,456	40,734

Security deposits	1,545	1,545

TOTAL ASSETS	$85,132	$143,478

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$27,695	$25,005
Current portion of bank note payable	113,237	107,439
TOTAL CURRENT LIABILITIES	140,932	132,444

LONG-TERM LIABILITIES
Bank note payable	-	-
TOTAL LONG-TERM LIABILITIES	-	-

STOCKHOLDERS' DEFICIT
Common stock ($.0001 par value, 100,000,000 shares authorized; 11,709,300 shares issued and outstanding)	11,709	11,709
Additional paid in capital	169,221	169,221
Retained deficit	(236,730)	(169,896)
TOTAL STOCKHOLDERS' DEFICIT	(55,800)	11,034

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$85,132	$143,478

The accompanying notes are an integral part of these financial statements.

GARMAN CABINET AND MILLWORK, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 and 2008 (UNAUDITED)

	Three Months
	Ended March 31,
	2009	2008
REVENUES:
Sales	$70,763		$318,304
Cost of sales	(39,627)		(178,619)
Gross profit	31,136		139,685

EXPENSES:
Selling, general and administrative expenses	96,772		143,805
Total expenses	96,772		143,805

(Loss) from operations	$(65,636)		$(4,120)

Interest expense	(1,198)		(2,451)

(Loss) before income taxes	(66,834)		(6,571)

Provision for income taxes	-		-

NET (LOSS)	$(66,834)		$(6,571)

Basic and fully diluted net (loss) per common share	$(.01)	$	*

Weighted average common shares outstanding	11,709,300		10,854,650

* less than $.01 per share.

The accompanying notes are an integral part of these financial statements.

GARMAN CABINET AND MILLWORK, INC.
STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 and 2008 (UNAUDITED)

	2009	2008
CASHFLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(66,834)	$(6,571)
Adjustments to reconcile net (loss) to net cash provided by operations:
Depreciation	1,278	1,278
(Increase) decrease in operating assets
Prepaid expenses	33,333	-
Employee advances	5,100	-
Increase (decrease) in operating liabilities
Accounts payable	2,690	11,597
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(24,433)	6,304

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from bank note payable	5,798	1,581
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,798	1,581

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(18,635)	7,885

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	29,432	13,774

END OF THE PERIOD	$10,797	$21,659

The accompanying notes are an integral part of these financial statements.

GARMAN CABINET AND MILLWORK, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 and 2008 (UNAUDITED)

NOTE 1                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity

Garman Cabinet & Millwork, Inc., (the “Company”) is a North Carolina corporation that installs architectural woodwork mainly in and around the Charlotte, North Carolina area. The Company was incorporated in the State of North Carolina on December 10, 1998.

Basis of Presentation
The financial statements include the accounts of Garman Cabinet & Millwork, Inc. and its wholly owned subsidiaries under the accrual basis of accounting. All intercompany accounts and transactions have been eliminated.

Management’s Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Deferred Taxes
Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109), “Accounting for Income Taxes.” A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss-carry forwards.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that, some portion or all of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Fair Value of Financial Instruments
The Company’s financial instruments are cash, employee advances, security deposits and accounts payable. The recorded values of cash and payables approximate their fair values based on their short-term nature.

Cash and Cash Equivalents - For purposes of the Statements of Cash Flows, the Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents.

Revenue Recognition – Revenue is recognized when architectural woodwork services are completed provided collection from the customer of the resulting receivable is probable.

Comprehensive Income (Loss) - The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. There were no items of comprehensive income (loss) applicable to the Company during the period covered in the financial statements.

Loss Per Share - The Company reports loss per share in accordance with Statement of Financial Accounting Standard (SFAS) No.128. This statement requires dual presentation of basic and diluted earnings (loss) with a reconciliation of the numerator and denominator of the loss per share computations. Basic earnings per share amounts are based on the weighted average shares of common outstanding. If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. There were no adjustments required to net loss for the period presented in the computation of diluted earnings per share. There were no common stock equivalents necessary for the computation of diluted loss per share.

Long-Lived Assets - In accordance with SFAS No. 144, the Company reviews and evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, including those noted above, the Company compares the assets’ carrying amounts against the estimated undiscounted cash flows to be generated by those assets over their estimated useful lives. If the carrying amounts are greater than the undiscounted cash flows, the fair values of those assets are estimated by discounting the projected cash flows. Any excess of the carrying amounts over the fair values are recorded as impairments in that fiscal period.

Property and Equipment - Property and equipment is stated at cost. Depreciation is provided by the straight-line method over the estimated economic life of the property and equipment remaining from three to seven years.

When assets are sold or retired, their costs and accumulated deprecation are eliminated from the accounts and any gain or loss resulting from their disposal is included in the statement of operations.

The Company recognizes an impairment loss on property and equipment when evidence, such as the sum of expected future cash flows (undiscounted and without interest charges), indicates that future operations will not produce sufficient revenue to cover the related future costs, including depreciation, and when the carrying amount of the asset cannot be realized through sale. Measurement of the impairment loss is based on the fair value of the assets.

GARMAN CABINET AND MILLWORK, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 and 2008 (UNAUDITED)

NOTE 1                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Risk and Uncertainties - The Company is subject to risks common to companies in the service industry, including, but not limited to, litigation, development of new technological innovations and dependence on key personnel.

Share-Based Payments - The Company accounts for share-based compensation using the fair value method of Financial Accounting Standard No. 123R. Common shares issued for services rendered by a third party (both employees and non-employees) are recorded at the fair value of the shares issued or services rendered, whichever is more readily determinable. The Company accounts for options and warrants under the same authoritative guidance using the Black-Scholes Option Pricing Model.

Advertising Costs - Advertising costs are expensed as incurred. The Company does not incur any direct-response advertising costs.

Recent Accounting Pronouncements - In May 2008, FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.”  Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of 2009, and this standard must be applied on a retrospective basis. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

 In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB Staff Position No. 157-2 was issued, which delays the effective date of the requirements of SFAS 157 as to nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. The effective date has been deferred to fiscal years beginning after November 15, 2008 for these nonfinancial assets and liabilities. The Company’s adoption of SFAS 157 on January 1, 2008 did not have a material impact on its consolidated financial position, results of operations or cash flows during the year ended December 31, 2008. The Company does not expect the deferred portion of the adoption of SFAS 157 to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”).  SFAS 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the fair value of identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date. SFAS 141R determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS 141R on its results operations and financial condition and plans to adopt it as required in the first quarter of fiscal 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), an amendment of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”).  SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. This pronouncement is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS 160 on its results of operations and financial condition and plans to adopt it as required in the first quarter of fiscal 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment to FASB Statement No. 133.” SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement, which is expected to occur in the first quarter of 2009, is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts — an interpretation of FASB Statement No. 60.” SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

On May 9, 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP APB 14-1 will be effective for the Company on January 1, 2009. The adoption of FSP APB 14-1 is not expected to have a material impact on the Company’s consolidated results of operations or its consolidated financial position.

On June 16, 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”, to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. FSP EITF 03-6-1 indicates that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance is effective for fiscal years beginning after December 15, 2008. FSP EITF 03-6-1 will be effective for the Company on January 1, 2009. The adoption of FSP EITF 03-6-1 is not expected to have a material impact on the Company’s results of operations or financial position.

GARMAN CABINET AND MILLWORK, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 and 2008 (UNAUDITED)

NOTE 1                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In June 2008, the FASB issued EITF Issue 07-5 (EITF 07-5), “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.” EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133 “Accounting for Derivatives and Hedging Activities”, specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. EITF 07-5 will be effective for the Company on January 1, 2009. The adoption of EITF 07-5 is not expected to have a material impact on the Company’s financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (FSP 03-6-1). FSP 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share”. This FSP will be effective for the Company on January 1, 2009 and requires that all prior-period earnings-per-share data that are presented be adjusted retrospectively. The Company does not expect FSP 03-6-1 to have a material impact on its earnings per share calculations.

In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. As it relates to the Company’s financial assets and liabilities recognized or disclosed at fair value in the Company’s consolidated financial statements on a recurring basis (at least annually), the adoption of FSP 157-3 did not have a material impact on the Company’s financial statements.

In November 2008, the EITF reached consensus on Issue No. 08-6, “Equity Method Investment Accounting Considerations” (EITF 08-6), which clarifies the accounting for certain transactions and impairment considerations involving equity method investments. The intent of EITF 08-6 is to provide guidance on (i) determining the initial carrying value of an equity method investment, (ii) performing an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment, (iii) accounting for an equity method investee’s issuance of shares, and (iv) accounting for a change in an investment from the equity method to the cost method. EITF 08-6 is effective for the Company’s year beginning January 1, 2009 and is to be applied prospectively. The adoption of Issue No. 08-6 is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) About Transfers of Financial Assets and Interest in Variable Interest Entities” (FSP 140-4). FSP 140-4 requires additional disclosure about transfers of financial assets and an enterprise’s involvement with variable interest entities. FSP 140-4 was effective for the first reporting period ending after December 15, 2008. The adoption of FSP 140-4 did not have any impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued FSP No.132 (R)-1, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (FSP 132R-1). FSP 132R-1 requires enhanced disclosures about the plan assets of a Company’s defined benefit pension and other postretirement plans. The enhanced disclosures required by this FSP are intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. This FSP will be effective for the Company’s year beginning January 1, 2009 and is not expected to have a material impact on its financial statements.

NOTE 2                      INCOME TAXES

At March 31, 2009, the Company had federal and state net operating loss carry forwards of approximately $160,000 that expire in various years through the year 2022.

Due to operating losses, there is no provision for current federal or state income taxes for the three months ended March 31, 2009 and 2008.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at March 31, 2009 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $62,000 less a valuation allowance in the amount of approximately $62,000. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $15,000 and $11,000 for the three months ended March 31, 2009 and 2008, respectively.

The Company’s total deferred tax asset as of March 31, 2009 is as follows:

Net operating loss carry forwards                                                    $   62,000
Valuation allowance                                                                               (62,000)

Net deferred tax asset                                                         $      --
               ========

GARMAN CABINET AND MILLWORK, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 and 2008 (UNAUDITED)

NOTE 2                      INCOME TAXES CONTINUED

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for the nine months ended March 31, 2009 and 2008 is as follows:

Income tax computed at the federal statutory rate                         34%
Income tax computed at the state statutory rate                              5%
Valuation allowance                                                                           (39%)

Total deferred tax asset                                                                         0%

NOTE 3                      CAPITAL STOCK

The Company is authorized to issue 100,000,000 common shares at $.0001 par value per share.

During the nine months ended March 31, 2009, the Company enacted a ten thousand for one forward stock split. The effects of this split are retroactively reflected in the financial statements as of the beginning of the period.

NOTE 4                      INCOME (LOSS) PER SHARE

Income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Basic and diluted income (loss) per share was the same for the three months ended March 31, 2009 and 2008.

NOTE 5                     SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the three months ended March 31, 2009 and 2008 are summarized as follows:

Cash paid during the period for interest and income taxes:

2009                                2008
Income Taxes                                                  $     --                                $  --
Interest                                                                $1,198                              $2,451

NOTE 6                      GOING CONCERN AND UNCERTAINTY

The Company has suffered recent losses from operations since inception. In addition, the Company has recently generated a negative internal cash flow from its business operations. These factors raise substantial doubt as to the ability of the Company to continue as a going concern.

Management’s plans with regard to these matters encompass the following actions: 1) obtain funding from new investors to alleviate the Company’s working deficiency, and 2) implement a plan to generate sales. The Company’s continued existence is dependent upon its ability to resolve it liquidity problems and increase profitability in its current business operations. However, the outcome of management’s plans cannot be ascertained with any degree of certainty. The accompanying financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties.

NOTE 7                      LEASE COMMITMENTS AND RELATED PARTY TRANSACTIONS

The Company has four operating lease agreements at various rates with unrelated parties. The leases all expire in 2008 and, therefore, no future minimum lease commitment exists beyond one year.

The Company leases approximately 2,000 square feet of space for its corporate headquarter offices. The Company also leases three residences which are used for employee housing.

NOTE 8                      BANK LINE OF CREDIT PAYABLE

The Company has a bank line of credit payable to an unrelated banking institution bearing annual interest of 1% above the Wall Street Journal prime rate or 7% as of March, 2008, secured by machinery and equipment with a net book value of approximately $37,603 at March 31, 2009. The bank line of credit was originally for $125,000 in maximum borrowings available and consists of no specific monthly payments of principal and interest due to the nature of the line. The principal maturity was originally November, 2008 but the line of credit was extended for an additional one year. The line of credit is dated November 2, 2007 and is guaranteed by two of the Company’s officers and directors.

Principal maturities of the bank note payable as of March 31, 2009 for the next five years and thereafter are as follows:

2009                                           $   113,237
Total                                          $   113,237

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Management’s Discussion and Analysis contains various “forward looking statements” regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this 10Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Management’s Discussion and Analysis of Results of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the financial statements included herein.

Business Model

Garman Cabinet & Millwork, Inc.’s mission is to provide the best quality of architectural woodwork installation to meet its clients’ needs and deadlines.  The Company focuses on providing superior, reasonably priced architectural woodwork installation as well as unparalleled customer service and commitment.

We generate our business by providing superior, reasonably priced architectural woodwork installation as well as unparalleled customer service and commitment.  The Company targets clients throughout the construction industry whether it is the general contractor, architect, woodwork manufacturer or directly to the owner.  No job is too large or too small.  Garman Cabinet & Millwork, Inc. is set apart from other companies in that it is able to control all of the steps involved with estimation, pricing, and the quality of the installation.  The Company offers superior knowledge of the customers’ needs and desires.  Customer service and satisfaction is the Company’s number one priority and is monitored from start to finish.

Our services include a broad range of products from varied materials in the execution of architectural woodwork.  This includes installation services such as high end architectural wood, specialty items, custom furniture, panels, trim, casework, doors, jambs, solid surfaces, elevator cab interiors, stairways, and columns.  We have the expertise and capability to install all of these items to the highest AWI standards.  Garman Cabinet & Millwork has managed and installed a vast variety of woodwork for small and large companies such as Southern Architectural Woodwork, RT Dooley, Craftsmanship Unlimited, Fetzers Woodwork, Wachovia, Bank of America, Four Season’s Resort, Atlantis Hotel & Casino and many other high profile clients.  The Company also provides services and products to smaller companies and individuals.

We are headquartered in Denver, North Carolina and seek to enhance stockholder value by building brand awareness and recognition of our high quality products and services.

Plan of Operation

We plan to raise additional funds through joint venture partnerships, project debt financings or through future sales of our common stock, until such time as our revenues are sufficient to meet our cost structure, and ultimately achieve profitable operations. There is no assurance that we will be successful in raising additional capital or achieving profitable operations. Our financial statements do not include any adjustments that might result from the outcome of these uncertainties. We will need financing within 12 months to execute our business plan.

For the next 12 months, our Plan of Operations is as follows:

·	Establish Garman Cabinet & Millwork, Inc. as the first and only destination of choice for retailers, manufacturers, builders and individuals.

·	Establish a more prominent identity in the local market through aggressive marketing.

·	Establish an excellent reputation in the community through superior customer service and installation.

·	Establish professional relationships with local and regional clients.

·	Develop and maintain extraordinary relationships with retail merchandisers, manufacturers and contractors through superior service and quality installation resulting in word-of-mouth advertising.

·	Continuously service existing customer base.

·	Continuously update our internet website: www.garmanmillwork.net.

·	Advertise aggressively on the internet using search engine marketing.

·	Continuously update equipment to meet demands of customers.

·	Hire additional project managers and one additional estimator.

·	Continue to build our installation team and office staff.

·	Open a facility to house our office, equipment and material.

·	Update the training of our existing installation team and hire additional installers to help meet the needs of our clients.

Recent Developments

We are currently improving our installation skills and strengthening our industry relationships.

Major ongoing Tasks:

— building and strengthening professional relationships,

— building and strengthening customer relationships,

— seeking investors,

— continue with improving our installation skills.

RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

Revenues

The Company had revenues of $70,763 for the three months ended March 31, 2009 compared with $318,304 for the three months ended March 31, 2008. The decrease in revenues is attributable to a decrease in project work in the three months ended March 31, 2009 compared to the prior three months ended March 31, 2008.

Cost of Good Sold

The Company had cost of goods sold of $39,627 or 56% of sales for the three months ended March 31, 2009 compared with $178,619 or 56% for the three months ended March 31, 2008. The amount decrease in cost of good sold is attributable to a decrease in project work in the three months ended March 31, 2009 compared to the prior three months ended March 31, 2008. The percentage of sales for cost of goods sold remained constant.

Operating Expenses

The Company had operating expenses of $96,772 for the three months ended March 31, 2009 compared with $143,805 for the three months ended March 31, 2008. The decrease in operating expenses is attributable to a decrease in project work which required less selling, general and administrative support staff in the three months ended March 31, 2009 compared to the prior three months ended March 31, 2008.

Other Expenses

The Company had an interest expense of $1,198 for the three months ended March 31, 2009 compared with $2,451 for the three months ended March 31, 2008. This was attributable to an incurrence of a bank loan toward the end of the prior year.

Liquidity and Capital Resources

We had $10,797 cash for the three months ended March 31, 2009 compared to $21,659 cash for the three months ended March 31, 2008. We will be required to raise capital on an ongoing basis. Most recently we raised funds from unrelated accredited investors through private placements of common stock. In the future we will potentially need to raise capital to sustain operations through this channel.

Net cash provided by (used in) operations for the three months ended March 31, 2009 and 2008 was $(24,433) and $6,304, respectively. A net loss of $66,834 and $6,571 less decrease in accounts payable of $2,690 and $11,597 for the three months ended March 31, 2009 and 2008, respectively, are the main reasons for the net cash usages in both periods. Also, for the three months ended March 31, 2009, we recorded a prepaid expense in the amount of $33,333.

During the three months ended March 31, 2009 and 2008, we used cash in investing activities of $0 and $0, respectively.

Net cash provided by financing activities for the three months ended March 31, 2009 and 2008 was $5,798 and $1,581, respectively. This is attributable to the borrowings from a bank note payable.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. A critical accounting policy is one that is both very important to the portrayal of our financial condition and results, and requires management’s most difficult, subjective or complex judgments. Typically, the circumstances that make these judgments difficult, subjective and/or complex have to do with the need to make estimates about the effect of matters that are inherently uncertain.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors. Certain officers and directors of the Company have provided personal guarantees to our various lenders as required for the extension of credit to the Company.

Accounting Policies Subject to Estimation and Judgment

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. When preparing our financial statements, we make estimates and judgments that affect the reported amounts on our balance sheets and income statements, and our related disclosure about contingent assets and liabilities. We continually evaluate our estimates, including those related to revenue, allowance for doubtful accounts, reserves for income taxes, and litigation. We base our estimates on historical experience and on various other assumptions, which we believe to be reasonable in order to form the basis for making judgments about the carrying values of assets and liabilities that are not readily ascertained from other sources. Actual results may deviate from these estimates if alternative assumptions or condition are used.

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information to be reported under this item is not required of smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods. Our Chief Executive Officer and its Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for maintaining our disclosure controls and procedures. The controls and procedures established by us are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of March 31, 2009, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

The Certifying Officers have also concluded that there was no change in our internal controls over financial reporting identified in connection with the evaluation that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 4T. CONTROLS AND PROCEDURES

(a) Conclusions regarding disclosure controls and procedures. Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management is responsible for establishing and maintaining adequate internal control over financial reporting.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of March 31, 2009, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Quarterly Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•           Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; and

•           Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management of the issuer; and

•           Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

As of the end of the period covered by the Quarterly Report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting.

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, internal controls over financial reporting were effective as of the end of the period covered by the Report.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

This Quarterly Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Quarterly Report.

(c) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not aware of any pending or threatened legal proceedings, in which we are involved. In addition, we are not aware of any pending or threatened legal proceedings in which entities affiliated with our officers, directors or beneficial owners are involved.

ITEM 1A. RISK FACTORS

We are subject to various risks that may materially harm our business, financial condition and results of operations. You should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase our common stock. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed. In that case, the trading price of our common stock could decline and you could lose all or part of your investment.

Because we have a limited operating history, our business is difficult to evaluate.

We were formed in 1996 and have a limited operating history.  An investor in our common stock must consider the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets.  We expect our operating expenses to increase significantly, especially in the areas of development, marketing and promotion.  As a result we will need to increase our revenue to remain profitable.  If our revenue does not grow as expected or increases in our expenses are not in line with forecasts, there could be a material adverse effect on our business, results of operations and financial condition.

We need additional financing and there is no assurance it can be obtained; and any such future financings may significantly dilute your equity interest in our stock.

Our current business plan calls for raising a significant amount of additional funds within the next 12 months. Under the plan, these new funds would be utilized primarily for increased advertising and to expand the Company’s infrastructure through hiring key employees.  We believe that this future financing is crucial to our ability to grow and develop our business.  We expect to engage in future financings over the next several years in which we anticipate efforts to raise additional capital.  There can be no assurances that such financings will ever be completed, but any such financings could involve a dilution of the interests of our shareholders upon the issuance of additional shares of common stock and other securities.  To the extent we will need additional financing in the immediate or near future to implement our business plan, attaining such additional financing may not be possible.  If additional capital is otherwise available, the terms on which such capital may be available may not be commercially feasible or advantageous to us or our shareholders.

Our business could suffer if there is a decline of economic conditions and discretionary consumer spending.

Although it is likely that a downturn in the economy will have a negative impact on our revenues, the extent of such impact is uncertain.  During the last year, the economies of the major developed nations have been declining, and some private economists declared that in the aftermath of the terrorist attacks in the United States a global recession is inevitable.   If consumer confidence does not rise and the global economy does not show signs of recovery in the near future, we may lose a significant portion of our business, revenue and opportunities.

We face significant competition and there is no assurance that we will be able to compete.

Given our relatively limited resources, we may not be able to effectively compete in our target markets.  These markets are characterized by intense competition and increasing numbers of new market entrants who have developed or are developing potentially competitive services. Most of our competitors have significantly greater financial and operating resources compared to us. Our ability to compete will be dependent on our ability to enhance and upgrade our services.

Our limited resources may restrict our ability to manage any growth we may experience.

Growth of our business will likely place a significant strain on our management systems and resources and may require us to implement new operating systems, procedures and controls.  Our failure to manage our growth and expansion could adversely affect our business, results of operations and financial condition.  Failure to implement new systems effectively or within a reasonable period of time could adversely affect our business, results of operations and financial condition.

Unexpected material changes in consumer tastes and demographic trends or a downturn in national, regional and local economic conditions may adversely affect our business.

The cabinet and millwork industry is affected by changes in consumer tastes and by national, regional and local economic conditions and demographic trends.  As an industry participant, our ability to generate revenues is highly sensitive to public tastes, which are unpredictable.  We may not be able to offer a selection of products that are favorable to consumers.  In addition, a general economic downturn may result in a change of discretionary spending patterns and a decrease in our revenues.

Our ability to remain competitive in our area of business will depend, in part, on our ability to influence and respond to industry standards.

We must influence and respond to emerging industry standards and other technological changes in a timely and cost effective manner.  We cannot assure you that we will be successful in responding to technological and industry challenges in a timely and cost-effective way. If we are unable to integrate new technologies and standards effectively, there could be an adverse effect on our results of our operations.

We may have difficulty managing our potential growth.

We could experience a period of significant expansion, and we anticipate that further expansion will be required to address potential growth in our customer base and market opportunities.  Any expansion is expected to place a significant strain on our management, operational and financial resources. At the present time, we expect it will be required to increase our number of employees during our current fiscal year.  To manage the expected growth of our operations and personnel, we will be required to improve existing and implement new transaction processing, operational and financial systems, procedures and controls, and to expand, train and manage our growing employee base.  We also will be required to expand our finance, administrative and operations staff.  Further, we may be required to enter into relationships with various strategic partners necessary to our business.  There can be no assurance that our current and planned personnel systems, procedures and controls will be adequate to support our future operations, that management will be able to hire, train, retain, motivate and manage required personnel or that our management will be able to identify, manage and exploit existing and potential strategic relationships and market opportunities.  Our failure to manage growth effectively could have a material adverse effect on our business, results of operations and financial condition.

Our business plan is based, in part, on estimates and assumptions which may prove to be inaccurate and accordingly our business plan may not succeed.

The discussion of our business incorporates management’s current best estimate and analysis of the potential market, opportunities and difficulties that we face.  There can be no assurances that the underlying assumptions accurately reflect our opportunities and potential for success.  Competitive and economic forces on marketing, distribution and pricing of our products make forecasting of sales, revenues and costs extremely difficult and unpredictable.

If we lose the services of a number of key employees, our business could suffer.

Our success is dependent, in part, on the personal efforts of Valerie A. Garman, our President, and other key personnel that we hope to hire after this Offering.  Although, we plan to obtain "key-man" insurance on her life in the amount of $1,000,000, the loss of Mrs. Garman's services could have a material adverse effect on our business and prospects. Our success is also dependent upon our ability to hire and retain additional qualified management, marketing, technical, financial, and other personnel. Competition for qualified personnel is intense and we may not be able to hire or retain additional qualified personnel. Any inability to attract and retain qualified management and other personnel would have a material adverse effect on our business and operations.

Certain shareholders control a substantial portion of our outstanding common stock.

Our executive officers, directors and principal shareholders own a significant portion of the outstanding shares of our common stock.  Specifically, Valerie A. Garman, our President, and Sid Garman, her husband, own 5,100,000 and 4,900,000 shares of our common stock, respectively.  In addition, additional shares and/or options may be issued to our other officers, directors and employees.  Accordingly, these persons, acting together, will be able to influence the election of our directors and thereby influence or direct our policies.

We do not intend to pay any dividend for the foreseeable future.

We do not anticipate paying cash dividends in the foreseeable future.  The future payment of dividends is directly dependent upon our future earnings, financial requirements and other factors to be determined by our board of directors.  We anticipate any earnings that may be generated from our operations will be used to finance our growth and that cash dividends will not be paid to shareholders.

Declining economic conditions could negatively impact our business.

Our operations are affected by local, national and worldwide economic conditions.  Markets in the United States and elsewhere have been experiencing extreme volatility and disruption for more than 12 months, due in part to the financial stresses affecting the liquidity of the banking system and the financial markets generally.  In recent weeks, this volatility and disruption has reached unprecedented levels.  The consequences of a potential or prolonged recession may include a lower level of economic activity and uncertainty regarding energy prices and the capital and commodity markets. While the ultimate outcome and impact of the current economic conditions cannot be predicted, a lower level of economic activity might result in a decline in energy consumption, which may adversely affect the price of oil, liquidity and future growth.  Instability in the financial markets, as a result of recession or otherwise, also may affect the cost of capital and our ability to raise capital.

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(1)	Exhibits: Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 28 of this Form 10-Q, which is incorporated herein by reference.

       Reports on Form 8-K filed

(2)	None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

GARMAN CABINET & MILLWORK, INC.

Date: May 20, 2009	By:	/s/ Valerie Garman
Valerie Garman President , Chief Executive Officer

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002