Form 10-Q
period 2009-06-30
GARMAN CABINET & MILLWORK, INC.
filed 2009-08-12
CIK 1446374

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2009.

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number:  333-157399

GARMAN CABINET & MILLWORK, INC.
(Exact Name of Registrant as Specified in Its Charter)

North Carolina	2431	56-2115043
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

Valerie A. Garman
President
137 Cross Center Road
Suite 318
Denver, NC  28037
Telephone No.:  704-489-2798
(Name, Address and Telephone Number
of Principal Executive Offices and Agent for Service)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [] No []

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)
Accelerated filer	☐
Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act). Yes [ ] No [X]

Number of shares of common stock outstanding as of August 3, 2009:                                                                                                                                               11,709,300

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

ITEM 1.  FINANCIAL STATEMENTS

INDEX TO GARMAN CABINET AND MILLWORK, INC. FINANCIAL STATEMENTS

Garman Cabinet and Millwork, Inc. Page

Balance Sheets                                                       4

Statements of Operations                                      5

Statements of Cash Flows                                     6

Notes to Financial Statements                              7

GARMAN CABINET & MILLWORK, INC.
BALANCE SHEETS
AS OF JUNE 30, 2009 AND DECEMBER 31, 2008

ASSETS	(unaudited)	(unaudited)
	6/30/2009	12/31/2008
CURRENT ASSETS:
Cash	$8,907	$29,432
Prepaid expenses	-	66,667
Employee advances	-	5,100
TOTAL CURRENT ASSETS	8,907	101,199

FIXED ASSETS:
Machinery and equipment	29,708	29,708
Vehicles	47,351	47,351
Accumulated depreciation	(38,881)	(36,325)
TOTAL FIXED ASSETS	38,179	40,734

Security deposits	1,545	1,545

TOTAL ASSETS	$48,631	$143,478

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$64,288	$25,005
Current portion of bank note payable	120,949	107,439
TOTAL CURRENT LIABILITIES	185,237	132,444

LONG-TERM LIABILITIES
Bank note payable	-	-
TOTAL LONG-TERM LIABILITIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock ($.0001 par value, 100,000,000 shares authorized; 11,709,300 shares issued and outstanding)	11,709	11,709
Additional paid in capital	169,221	169,221
Retained deficit	(317,536)	(169,896)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(136,606)	11,034

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$48,631	$143,478

The accompanying notes are an integral part of these financial statements.

GARMAN CABINET & MILLWORK, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2009	2008		2009	2008
REVENUES:
Sales	$173,761		$273,117	$244,524		$591,421
Cost of sales	(95,874)		(149,964)	(135,501)		(326,547)
Gross profit	77,887		123,153	109,023		264,874

EXPENSES:
Selling, general and administrative expenses	156,681		144,366	253,453		291,472
Total expenses	156,681		144,366	253,453		291,472

(Loss) from operations	$(78,794)		$(21,213)	$(144,430)		$(26,598)

Interest expense	(2,012)		(1,265)	(3,210)		(2,451)

(Loss) before income taxes	(80,806)		(22,478)	(147,640)		(29,049)

Provision for income taxes	-		-	-		-

NET (LOSS)	$(80,806)		$(22,478)	$(147,640)		$(29,049)

Basic and fully diluted net (loss) per common share	$(0.01)	$	**	$(0.01)	$	**

Weighted average common shares outstanding	11,709,300		10,854,650	11,709,300		10,854,650

** less than $.01 per share.

The accompanying notes are an integral part of these financial statements.

GARMAN CABINET & MILLWORK, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 and 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(147,640)	$(29,049)
Adjustments to reconcile net (loss) to net cash provided by (used in) operations:
Depreciation	2,556	2,556
(Increase) decrease in operating assets
Prepaid expenses	66,667	-
Employee advances	5,100	(5,100)
Increase (decrease) in operating liabilities
Accounts payable	39,283	36,448
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(34,034)	4,855

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from bank note payable	13,510	3,574
NET CASH PROVIDED BY FINANCING ACTIVITIES	13,510	3,574

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(20,524)	8,429

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	29,432	13,774

END OF THE PERIOD	$8,908	$22,203

The accompanying notes are an integral part of these financial statements.

GARMAN CABINET & MILLWORK, INC.
NOTES TO FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2009 and 2008

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

GARMAN CABINET & MILLWORK, INC.
NOTES TO FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2009 and 2008

NOTE 1                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Recent Accounting Pronouncements (cont.) - In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In March 2008, the FASB issued FASB Statement No. 161 ("SFAS 161"), "Disclosures about Derivative Instruments and Hedging Activities". SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, “Noncontrolling Interests in Financial Statements - An amendment of ARB No. 51”.SFAS 160 requires companies with noncontrolling interests to disclose such interests clearly as a portion of equity but separate from the parent’s equity.  The noncontrolling interest’s portion of net income must also be clearly presented on the Income Statement.  SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141,(revised 2007), “Business Combinations”.  SFAS 141 (R) applies the acquisition method of accounting for business combinations established in SFAS 141 to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. Consistent with SFAS 141, SFAS 141 (R) requires the acquirer to fair value the assets and liabilities of the acquiree and record goodwill on bargain purchases, with main difference the application to all acquisitions where control is achieved.  SFAS 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

NOTE 2                      INCOME TAXES

At June 30, 2009, the Company had federal and state net operating loss carry forwards of approximately $317,000 that expire in various years through the year 2022.

Due to operating losses, there is no provision for current federal or state income taxes for the three and six months ended June 30, 2009 and 2008.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at June 30, 2009 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $123,000 less a valuation allowance in the amount of approximately $123,000. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $76,000 and $21,000 for the six months ended June 30, 2009 and 2008, respectively.

The Company’s total deferred tax asset as of June 30, 2009 is as follows:

Net operating loss carry forwards                                                   $  123,000
Valuation allowance                                                                             (123,000)

Net deferred tax asset                                                                       $      --
                    ========

GARMAN CABINET & MILLWORK, INC.
NOTES TO FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2009 and 2008

NOTE 2                      INCOME TAXES (CONTINUED)
The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for the six months ended June 30, 2009 and 2008 is as follows:

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

During the nine months ended September 30, 2008, the Company enacted a ten thousand for one forward stock split. The effects of this split are retroactively reflected in the financial statements as of the beginning of the period.

NOTE 4                      INCOME (LOSS) PER SHARE
Income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Basic and diluted income (loss) per share was the same for the six months ended June 30, 2009 and 2008.

NOTE 5                      SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the six months ended June 30, 2009 and 2008 are summarized as follows:

Cash paid during the period for interest and income taxes:

2009                                2008
Income Taxes                                 $     --                                 $    --
Interest                                           $ 1,198                               $2,451

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

NOTE 8                      BANK LINE OF CREDIT PAYABLE

The Company has a bank line of credit payable to an unrelated banking institution bearing annual interest of 1% above the Wall Street Journal prime rate or 7% as of June, 2008, secured by machinery and equipment with a net book value of approximately $38,179 at June 30, 2009. The bank line of credit was originally for $125,000 in maximum borrowings available and consists of no specific monthly payments of principal and interest due to the nature of the line. The principal maturity was originally November, 2008 but the line of credit was extended for an additional one year. The line of credit is dated November 2, 2007 and is guaranteed by two of the Company’s officers and directors.

Principal maturities of the bank note payable as of June 30, 2009 for the next five years and thereafter are as follows:

2009                                           $   120,949
Total                                           $   120,949

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

RESULTS OF OPERATIONS – FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

Revenues

We had revenues of $173,761 for the three months ended June 30, 2009 compared with $273,117 for the three months ended June 30, 2008. The decrease in revenues is attributable to a decrease in project work in the three months ended June 30, 2009 compared to the prior three months ended June 30, 2008.

We had revenues of $244,524 for the six months ended June 30, 2009 compared with $591,421 for the six months ended June 30, 2008. The decrease in revenues is attributable to a decrease in project work in the three months ended June 30, 2009 compared to the prior three months ended June 30, 2008.

Cost of Good Sold

We had cost of goods sold of $95,874 or 55% of sales for the three months ended June 30, 2009 compared with $149,964 or 55% for the three months ended June 30, 2008. The amount decrease in cost of good sold is attributable to a decrease in project work in the three months ended June 30, 2009 compared to the prior three months ended June 30, 2008. The percentage of sales for cost of goods sold remained constant.

We had cost of goods sold of $135,501 or 55% of sales for the six months ended June 30, 2009 compared with $326,547 or 55% for the six months ended June 30, 2008. The amount decrease in cost of good sold is attributable to a decrease in project work in the six months ended June 30, 2009 compared to the prior six months ended June 30, 2008. The percentage of sales for cost of goods sold remained constant.

Operating Expenses

We had operating expenses of $156,681 for the three months ended June 30, 2009 compared with $144,366 for the three months ended June 30, 2008. The increase in operating expenses is attributable to an increase in selling, general and administrative support staff in the three months ended June 30, 2009 compared to the prior three months ended June 30, 2008.

We had operating expenses of $253,453 for the six months ended June 30, 2009 compared with $291,472 for the six months ended June 30, 2008. The decrease in operating expenses is attributable to an overall decrease in project work partially offset by an increase in selling, general and administrative support staff in the six months ended June 30, 2009 compared to the prior three months ended June 30, 2008.

Other Expenses

We had an interest expense of $2,012 for the three months ended June 30, 2009 compared with $1,265 for the three months ended June 30, 2008. This was attributable to an incurrence of a bank loan toward the end of the prior year.

We had an interest expense of $3,210 for the six months ended June 30, 2009 compared with $2,451 for the six months ended June 30, 2008. This was attributable to an incurrence of a bank loan toward the end of the prior year.

Liquidity and Capital Resources

We had $8,908 cash on hand for the six months ended June 30, 2009 compared to $22,203 cash for the six months ended June 30, 2008. We will be required to raise capital on an ongoing basis. Most recently we raised funds from unrelated accredited investors through private placements of common stock. In the future we will potentially need to raise capital to sustain operations through this channel.

Net cash provided by (used in) operations for the six months ended June 30, 2009 and 2008 was $(34,034) and $4,855, respectively. A net loss of $147,640 and $29,049 less decrease in accounts payable of $39,283 and $36,448 for the six months ended June 30, 2009 and 2008, respectively, are the main reasons for the net cash usages in both periods. Also, for the six months ended June 30, 2009, we recorded a prepaid expense in the amount of $66,667.

During the six months ended June 30, 2009 and 2008, we used cash in investing activities of $0 and $0, respectively.

Net cash provided by financing activities for the six months ended June 30, 2009 and 2008 was $13,510 and $3,574, respectively. This is attributable to the borrowings from a bank note payable.

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

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of June 30, 2009, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of June 30, 2009, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Quarterly Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

ITEM 1A. RISK FACTORS

The information to be reported under this item has not changed since the previously filed S-1 and 10Q for the period ending March 31, 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(1)	Exhibits: Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 23 of this Form 10-Q, which is incorporated herein by reference.

       Reports on Form 8-K filed

(2)	None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

GARMAN CABINET & MILLWORK, INC.

Date: August 12, 2009	By:	/s/ Valerie Garman
Valerie Garman President , Chief Executive Officer

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002