Form 10-K
period 2009-12-31
GARMAN CABINET & MILLWORK, INC.
filed 2010-04-14
CIK 1446374

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2009

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 333-157399

GARMAN CABINET & MILLWORK, INC.
(Exact name of small business issuer as specified in its charter)

North Carolina	2431	56-2115043
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

Valerie A. Garman
President
137 Cross Center Road
Suite 318
Denver, NC  28037
Telephone No.:  704-489-2798
(Name, Address and Telephone Number
of Principal Executive Offices and Agent for Service)
 (Address of principal executive offices)
(Issuer's telephone number)

Securities registered under Section 12(g) of the Exchange Act:

Indicate by check mark if the registrant is a well-know seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [  ]                                No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes [  ]                                No [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x]                                No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 if Regulation S-K (229.405 of this Chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	
Non-accelerated filer	(Do not check if a smaller reporting company)
Accelerated filer	
Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act).
Yes [  ]                                No [X]

The Registrant’s revenues for its fiscal year ended December 31, 2009 were $144,486.

The aggregate market value of the voting stock and non-voting common equity on April 12, 2010 (consisting of Common Stock, $0.0001 par value per share) held by non-affiliates was approximately $256,930.00 based upon the most recent offering price from our capital raising for such Common Stock ($0.10). On April 12, 2010, there were 12,569,300 shares of our Common Stock issued and outstanding, of which approximately 2,569,300 shares were held by non-affiliates.

Number of shares of common stock, par value $.0001, outstanding as of April 12, 2010: 12,569,300

DOCUMENTS INCORPORATED BY REFERENCE

None

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this 10-K under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussions under "Notes to Financial Statements" and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-K. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-K that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

ITEM 1. BUSINESS

When Garman Cabinet & Millwork, Inc. began operations in Florida in January, 1996, we were a very small localized installation company with three employees and very little equipment to complete larger installation projects.  Over the past thirteen years, we have grown to a company of fourteen employees, multiple subcontractors, and the equipment to handle large projects.

Shortly after Garman Cabinet & Millwork opened its doors, our President, Valerie A. Garman, and Vice President, Sidney L. Garman, Jr., realized the location potential and moved our operations to Charlotte, NC in January 1999.

We specialize in the installation of architectural woodwork.  Our mission is to provide the best quality of architectural woodwork installation to meet its clients’ needs and deadlines. We focus on providing superior, reasonably priced architectural woodwork installation as well as unparalleled customer service and commitment. Garman Cabinet & Millwork seeks to provide efficient and high-quality installation services to clients. The Company strives to nurture the best practices, technology and talent of the industry and share them broadly to try and create value for its customers, shareholders and employees. Our target market includes general contractors, architects, woodwork manufacturers and individuals seeking superior service and excellent customer support and woodwork installation. The Company’s geographic focus is the Charlotte, North Carolina area, but better than 50% of our installation projects are outside North Carolina.  We primarily travel to Washington, DC, Atlanta, GA, New York State, Greenville, SC, Spartanburg, SC, Myrtle Beach, SC, and Charleston, SC. With membership in AGC, BBB, AWI and the BlueBook.com and through the internet, the Company has the ability to operate nationwide. Our ability to travel nationwide is made available by keeping well trained employees, offering competitive out of town rates and having the willingness to work long hours to keep jobs on schedule. If we do not keep jobs on schedule, we could experience job delays which would not be reimbursed by the client and would therefore be an out of pocket expense for us.

Products and Services

Garman Cabinet & Millwork, Inc. installs a broad range of products from varied materials in its execution of architectural woodwork.  We install all of these items in accordance with the AWI standards. Our company has full control over all aspects of architectural woodwork such as material handling, unload and distribution, installation and final punch-out.

Garman Cabinet & Millwork, Inc. presently offers the following installation services:

·	High End architectural wood

·	Specialty items, detail ceiling and audio visual units

·	Custom furniture: reception/security desks, credenzas, conference tables, and system type furniture

·	Panels: wall, soffit and ceiling

·	Trim: primed and stained

·	Casework: plastic laminate and wood

·	Doors: flush, stile and rail, and louver

·	Jambs: cased openings, portals and pilasters

·	Solid Surface

·	Elevator cab interiors

·	Stairways

·	Columns

Our Company specializes in the installation of cabinets, veneer wall panels, wood base molding, wood crown molding, wood chair rail, wood wainscot panels, a variety of doors, door jambs and door hardware, window casings, window sills, door casing and bathroom vanities. We accommodate the high end aspects of these installations in regards to the design and delicate intricacies that the customer chooses. Architectural woodwork is 100% of our business and installation of veneer wood wall panels is the largest percentage of our business. Woodwork manufacturers are by far the largest customers for our business.

Sources and Availability of Raw Materials

We obtain our supplies, such as screws, caulk, nails, hammer etc. from Home Depot or Lowes Home Improvement retail stores. Raw materials for our installation work are readily available at these retail stores.

Dependence on One or A Few Customers

We do not depend on any one customer or a few customers. However, we do depend on timely payments from our existing customers. A default in payment from customers results in an unfavorable expense for us.

There are many woodwork manufacturing companies in NC, United States and Canada that we provide installation services for. Our top customers include; Stephenson Woodwork of Raleigh, NC, Cleora Sterling of Mebane, NC, Hollywood Woodwork of Hollywood, FL, and Sefina Industries of Montreal, Canada.

Number of Employees

As of this filing, we have 14 full time employees and have a large supply of woodwork installation subcontractors available to us if we have a surplus of work or a very large project that we need more manpower.

Our Business Model

Garman Cabinet & Millwork, Inc. generates its business by providing reasonably priced architectural woodwork installation as well as valued customer service and commitment.  The Company targets clients throughout the construction industry whether it is the general contractor, architect, woodwork manufacturer or directly to the owner. We control all of the steps involved with estimation, pricing, and the quality of the installation.

Strategy and Implementation Summary

We will watch our results very carefully. Believing that a business opportunity exists is important. However, we will not pursue a business model if we cannot afford to be in that business. We will strategically focus on building professional and customer relationships within relevant sectors for our proprietary products and services. Our business strategy is to quickly and aggressively pursue and expand in areas of success and market dominance that have not already been successfully penetrated by other businesses, or to provide services and solutions not presently offered by other leading brands.

Sales Strategy

Our strategy focuses first on establishing an identity for our products and services. By maintaining strong relationships fostered from previous business relationships, we have an existing list of prominent contacts and decision makers that we can continually approach with new and innovative ideas. We will focus on capitalizing the relationships and industry contacts we have established in the past. We will work with established brands with large clients and bases.

Sales and Marketing

Garman Cabinet & Millwork, Inc. will sell its products through a direct sales team and online marketing campaigns. The inside sales team will interact with customers and supplement the outside sales team with the materials needed for a successful campaign. The Company will also sell its products and services through referrals and through bidding processes.  It will attempt to attract new customers in a variety of manners:

·	An aggressive advertising campaign targeting local and regional retailers, commercial developers/builders and individuals;

·	Word-of-mouth advertising through superior customer service and installation;

·	Update Internet website and advertise using search engine driven marketing;

·	Focused advertising on the Internet to allow the Company to gain exposure on a larger basis, thereby allowing for further expansion in the future; and

·	Hire additional project management and estimator.

Our sales and marketing team works to create merchandising and marketing opportunities for our products and services. Through ongoing communications with retailers and commercial developers and builders, we match our products and services with the strategic needs of the retailers and commercial developers and builders. Our sales and marketing staff works closely with our design team, and the sales and marketing staff are also responsible for managing our own marketing efforts. We market our products and services using advertising, industry trade shows and other events, sponsorships, public relations and our website. We intend to continue to build our direct marketing capabilities and further develop our sales and marketing organization by hiring additional sales and marketing personnel and increasing our marketing expenditures.

Competition

The cabinet and millwork industry is highly competitive and characterized by frequent product introductions, platforms and new technologies. As demand for these products and services continues to increase, we expect new competitors to enter the market and existing competitors to allocate more resources to develop and market their cabinet and millwork products and services. As a result, we expect competition in the cabinet and millwork industry to intensify.

Although the economy has slowed, we perform architectural woodwork for a vast variety of the business sectors including public, private & state owned colleges, law firms, private funded hospitals, high end hotels, and large office towers. We have stayed busy performing interior architectural woodwork at Charlotte universities and medical facilities that have continued to grow during this recession. Having the availability to install woodwork in a variety of businesses gives our company a greater selection to bid or install by the hour for a variety of woodwork packages. Some of our clients have continued expansion or new up fits through this tough economic time and have helped us to stay busy. We do anticipate that within the next six months to a year, the number of our commercial construction projects could decrease. In order to deal with this slow down in business, we have decreased the size of our installation crews. We will not increase the size of our installation crews until we see that the commercial industry is gaining strength again.

Competition is strong which requires innovative ideas.  Garman Cabinet & Millwork, Inc. has positioned itself to compete in slow markets as well as strong markets.  The hotel and commercial building construction is very competitive to attract businesses for tenant up-fit and in the case of hotel occupancy, they must have rooms and public spaces that are very attractive and functional to help keep the occupancy level high.  Because of this competitive market, builders, general contractors and hotel owners are choosing higher end woodwork and cabinetry to out-do their competition.

Garman Cabinet & Millwork, Inc. is one of only two large architectural woodwork installation companies in North Carolina; therefore, we are very competitive in the industry. Garman Cabinet & Millwork, Inc.’s only closest competitor that can handle similar size projects is Craftsmanship Unlimited located in Raleigh, North Carolina.  While this company offers similar services, we feel that Garman Cabinet & Millwork is better equipped with state of the art installation equipment, comprehensive on the job training and a more convenient location to better serve our clients.

We believe we compete favorably in the principal competitive factors in our market, which consist of the following:

·	Reputation.

·	On time finish.

·	Price.

·	Friendly, knowledgeable customer service.

·	Quick lead times.

·	Expert installation.

·	Customer satisfaction.

·	Experienced and knowledgeable management.

·	State of the art installation equipment.

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

We received a Going Concern opinion during our recent financial audit

We have received a report from our independent auditor on our financial statements for the years ended December 31, 2009 and 2008. The footnotes to our audited financial statements list factors which raise some doubt about our ability to continue as a going concern. These factors were related to recurring losses from operations since inception. In addition, we have yet to generate an internal cash flow from our business operations. Our plans with regard to these matters encompass the following actions: 1) obtain funding from new investors to alleviate our working deficiency, and 2) implement a plan to generate further sales. Our continued existence is dependent upon our ability to resolve our liquidity problems and increase profitability in our current business operations. However, the outcome of management’s plans cannot be ascertained with any degree of certainty. The accompanying audited financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties.

We have incurred losses from operations and limited cash that raises substantial doubt as to whether we can continue as a going concern.

As of December 31, 2009, our accumulated deficit was $366,067. Our cash flows used in operations were $66,049 and $56,781 for the year ended December 31, 2009 and December 31, 2008, respectively. At December 31, 2008, our accumulated deficit was $169,896. Our auditor has included in their report that there is substantial doubt about our ability to continue as a going concern because of our lack of profitable operations and negative cash flows from business operations.

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

Our business could suffer if there is continual decline in economic conditions and discretionary consumer spending.

A continuing downturn in the economy could have a negative impact on our revenues, the extent of such impact is uncertain.  During the last year, the economies of the major developed nations have been declining, and some private economists declared that in the aftermath of the terrorist attacks in the United States a global recession is inevitable and possibly present.  If consumer confidence does not rise and the global economy does not show signs of recovery in the near future, we may lose a significant portion of our business, revenue and opportunities. Accordingly, due to current economic conditions, the availability of credit to our customers could decrease since lenders are tightening their lending policies.

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

Our success is dependent, in part, on the personal efforts of Valerie A. Garman, our President.  Although we currently do not have “key-man” insurance, we plan to obtain "key-man" insurance on her life in the amount of $1,000,000; the loss of Mrs. Garman's services could have a material adverse effect on our business and prospects. Our success is also dependent upon our ability to hire and retain additional qualified management, marketing, technical, financial, and other personnel. Competition for qualified personnel is intense and we may not be able to hire or retain additional qualified personnel. Any inability to attract and retain qualified management and other personnel would have a material adverse effect on our business and operations.

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

The Company does not have a prior public market, and there can be no assurance that an active trading market will exist in our Stock after the Offering.

Prior to the Offering, there has been no public market for the Common Stock, and there can be no assurance that an active trading market in the Common Stock will develop after the Offering or be sustained.  The initial public offering price may not be indicative of the market price for the Common Stock after the Offering.  The liquidity of and the market price for the Common Stock can be expected to vary with changes in market and economic conditions, the financial condition and prospects of the Company and other factors that generally influence the market prices of securities.  Such fluctuations may significantly affect liquidity and market prices independent of the financial performance of and prospects for the Company.

Declining economic conditions could negatively impact our business

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Property One:                                                      7710 Bankhead Road. Denver NC 28037
Property Two:                                                      3433 Durham Lane, Charlotte, NC 28269
Property Three:                                                   5425 Datha Avenue, Charlotte NC 28269
Property Four:                                                     14241 Tribute Place Dr, Apt. 106, Huntersville, NC 28078

Our corporate headquarters are located at 7710 Bankhead Road, Denver NC. We lease a 2,000 square foot building in close proximity to our largest top three customers and their largest supplier. This building is specifically used for storage and supplies. The majority of the Company’s operations are held offsite at the project sites. The Company had 4 lease agreements active in 2009. The Company has 3 lease agreements active in 2010. The 14241 Tribute Place Dr, Apt. 106, Huntersville, NC 28078 lease expired on January 14, 2009. The first lease agreement is for the corporate headquarters at 7710 Bankhead Road, Denver NC 28037. The next lease is at 3433 Durham Lane, Charlotte, NC 28269 and this piece of property is used for employee housing and owned by the President and Vice President of the Company. The next lease is on 5425 Datha Avenue, Charlotte, NC 28269 and is also used for employee housing. The piece of property used by the Company but not owned by the Company is located at 14241 Tribute Place Dr. Apt 106, Huntersville, NC 28078 and it is used for employee housing. The 137 Cross Center Rd, Denver, NC 28037 is the mailing address of the Company. We believe our space is adequate for our current needs and that suitable additional or substitute space will be available to accommodate the foreseeable expansion of our business and operations. The area provides low overhead and abundant skilled labor.

As for our stipulations for employee housing, in 1997 we moved our company to NC from Kissimmee, FL. At that point none of our employees were from NC. We were spending a couple of thousand dollars per month, approximately $4,000.00 on lodging and per diem. Our men at that time were paid $25.00 per day for per diem and lodging expense for out of town work. We were able to purchase two homes in the Charlotte area so we could cut our cost for lodging in about half. We also informed our employees that they can stay there for free, but they would no longer receive per diem for the Charlotte region. This has helped our company to save thousands of dollars in expenses. Supplying housing and per diem to our installation crews is customary within our industry.

ITEM 3. LEGAL PROCEEDINGS

We are not aware of any pending or threatened legal proceedings, in which we are involved. In addition, we are not aware of any pending or threatened legal proceedings in which entities affiliated with our officers, directors or beneficial owners are involved.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Trading Market for Common Equity

Our common shares are not currently quoted on any exchange.

Dividends

We have never paid a cash dividend on our common stock. The payment of dividends may be made at the discretion of our Board of Directors, and will depend upon, among other things, our operations, capital requirements, and overall financial condition. There are no contractual restrictions on our ability to declare and pay dividends.

Preferred Stock

We currently have zero shares of preferred stock authorized or outstanding.

Number of Holders

As of April 12, 2010, we had 49 active common shareholders of record.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the date of this Report, we have not authorized any equity compensation plan, nor has our Board of Directors authorized the reservation or issuance of any securities under any equity compensation plan.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During the past three years the registrant has issued the following securities without registration under the Securities Act of 1933, as amended:

On September 22, 2008, we issued 1,000,000 common shares to Greentree Financial Group, Inc. for professional services in connection with preparing this registration statement, EDGAR services, selecting an independent transfer agent and advisement on blue sky issues. These shares are valued at $.10 per share, yielding an aggregate expense of $100,000 that will be included in our financial statements during fiscal 2008. We will also pay Greentree Financial Group, Inc. $50,000 cash for these services. As of the date of this annual report, $30,000 has already been paid. We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended. We made this offering based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there was only one offeree, (3) the offeree has agreed to the imposition of a restrictive legend on the face of the stock certificate representing its shares, to the effect that it will not resell the stock unless its shares are registered or an exemption from registration is available; (4) the offeree was a sophisticated investor very familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offeree and our management.

During 2008, we issued 1,000 common shares each to Donald A. Bello, Anita M. Bello, Patricia Bello, Tonya S. Martin, and James Frost at $0.10 per share for a total of $100 from each investor and an aggregate of $400. We used the proceeds from these offerings for working capital purposes. We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended. We made these offerings based on the following facts: (1) the issuances were isolated private transactions which did not involve a public offering; (2) there was only one offeree in each offering, (3) each offeree has agreed to the imposition of a restrictive legend on the face of the stock certificate representing its shares, to the effect that it will not resell the stock unless its shares are registered or an exemption from registration is available; (4) the offerees were sophisticated investors very familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offeree and our management.

During 2008, we issued 1,500 common shares each to Michael & Melinda Carneal, Michael Raynor, and Brenda Raynor at $0.10 per share for a total of $150 from each investor and an aggregate of $400. We used the proceeds from these offerings for working capital purposes. We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended. We made these offerings based on the following facts: (1) the issuances were isolated private transactions which did not involve a public offering; (2) there was only one offeree in each offering, (3) each offeree has agreed to the imposition of a restrictive legend on the face of the stock certificate representing its shares, to the effect that it will not resell the stock unless its shares are registered or an exemption from registration is available; (4) the offerees were sophisticated investors very familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offeree and our management.

During 2008, we issued 2,000 common shares each to Billy L. Clark, Michele Bennett, and David J. Kubicki at $0.10 per share for a total of $200 from each investor and an aggregate of $600. We used the proceeds from these offerings for working capital purposes. We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended. We made these offerings based on the following facts: (1) the issuances were isolated private transactions which did not involve a public offering; (2) there was only one offeree in each offering, (3) each offeree has agreed to the imposition of a restrictive legend on the face of the stock certificate representing its shares, to the effect that it will not resell the stock unless its shares are registered or an exemption from registration is available; (4) the offerees were sophisticated investors very familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offeree and our management.

In 2008, we issued 2,500 common shares to Amanda L. Russell at $0.10 per share for an aggregate price of $250.  We used the proceeds from these offerings for working capital purposes.  We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended. We made this offering based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there was only one offeree, (3) the offeree has agreed to the imposition of a restrictive legend on the face of the stock certificate representing its shares, to the effect that it will not resell the stock unless its shares are registered or an exemption from registration is available; (4) the offeree was a sophisticated investor very familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offeree and our management.

During 2008, we issued 3,000 common shares each to David Stroupe and Jacqueline M. David at $0.10 per share for a total of $300 from each investor and an aggregate of $600. We used the proceeds from these offerings for working capital purposes. We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended. We made these offerings based on the following facts: (1) the issuances were isolated private transactions which did not involve a public offering; (2) there was only one offeree in each offering, (3) each offeree has agreed to the imposition of a restrictive legend on the face of the stock certificate representing its shares, to the effect that it will not resell the stock unless its shares are registered or an exemption from registration is available; (4) the offerees were sophisticated investors very familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offeree and our management.

In 2008, we issued 3,500 common shares to Aubrey B. Rohaley at $0.10 per share for an aggregate price of $350.  We used the proceeds from these offerings for working capital purposes.  We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended. We made this offering based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there was only one offeree, (3) the offeree has agreed to the imposition of a restrictive legend on the face of the stock certificate representing its shares, to the effect that it will not resell the stock unless its shares are registered or an exemption from registration is available; (4) the offeree was a sophisticated investor very familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offeree and our management.

During 2008, we issued 5,000 common shares each to Raymond Roth, Richard Hilyard, Sara Smith, and Scott J. Garman at $0.10 per share for a total of $500 from each investor and an aggregate of $2,000. We used the proceeds from these offerings for working capital purposes. We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended. We made these offerings based on the following facts: (1) the issuances were isolated private transactions which did not involve a public offering; (2) there was only one offeree in each offering, (3) each offeree has agreed to the imposition of a restrictive legend on the face of the stock certificate representing its shares, to the effect that it will not resell the stock unless its shares are registered or an exemption from registration is available; (4) the offerees were sophisticated investors very familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offeree and our management.

In 2008, we issued 5,200 common shares to Malcolm Miller at $0.10 per share for an aggregate price of $520.  We used the proceeds from these offerings for working capital purposes.  We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended. We made this offering based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there was only one offeree, (3) the offeree has agreed to the imposition of a restrictive legend on the face of the stock certificate representing its shares, to the effect that it will not resell the stock unless its shares are registered or an exemption from registration is available; (4) the offeree was a sophisticated investor very familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offeree and our management.

During 2008, we issued 10,000 common shares each to Donald Rohaley, John Tessler, Nicole D. Garman, Lester G, Henderson, Donna C. Henderson, Devin J. Garman, Douglas E. Darnell, Christopher Howell, and Ben Joseph Mulligan at $0.10 per share for a total of $1,000 from each investor and an aggregate of $9,000. We used the proceeds from these offerings for working capital purposes. We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended. We made these offerings based on the following facts: (1) the issuances were isolated private transactions which did not involve a public offering; (2) there was only one offeree in each offering, (3) each offeree has agreed to the imposition of a restrictive legend on the face of the stock certificate representing its shares, to the effect that it will not resell the stock unless its shares are registered or an exemption from registration is available; (4) the offerees were sophisticated investors very familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offeree and our management.

During 2008, we issued 15,000 common shares each to Denesha S. Garman, Sean J. Garman, and Peter A. Putukian at $0.10 per share for a total of $1,500 from each investor and an aggregate of $4,500. We used the proceeds from these offerings for working capital purposes. We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended. We made these offerings based on the following facts: (1) the issuances were isolated private transactions which did not involve a public offering; (2) there was only one offeree in each offering, (3) each offeree has agreed to the imposition of a restrictive legend on the face of the stock certificate representing its shares, to the effect that it will not resell the stock unless its shares are registered or an exemption from registration is available; (4) the offerees were sophisticated investors very familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offeree and our management.

During 2008, we issued 20,000 common shares each to James Nester and Spencer Richard Garman at $0.10 per share for a total of $2,000 from each investor and an aggregate of $4,000. We used the proceeds from these offerings for working capital purposes. We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended. We made these offerings based on the following facts: (1) the issuances were isolated private transactions which did not involve a public offering; (2) there was only one offeree in each offering, (3) each offeree has agreed to the imposition of a restrictive legend on the face of the stock certificate representing its shares, to the effect that it will not resell the stock unless its shares are registered or an exemption from registration is available; (4) the offerees were sophisticated investors very familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offeree and our management.

In 2008, we issued 30,000 common shares to Seth R. Garman at $0.10 per share for an aggregate price of $3,000.  We used the proceeds from these offerings for working capital purposes.  We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended. We made this offering based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there was only one offeree, (3) the offeree has agreed to the imposition of a restrictive legend on the face of the stock certificate representing its shares, to the effect that it will not resell the stock unless its shares are registered or an exemption from registration is available; (4) the offeree was a sophisticated investor very familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offeree and our management.

In 2008, we issued 30,600 common shares to Andy Foust at $0.10 per share for an aggregate price of $3,060.  We used the proceeds from these offerings for working capital purposes.  We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended. We made this offering based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there was only one offeree, (3) the offeree has agreed to the imposition of a restrictive legend on the face of the stock certificate representing its shares, to the effect that it will not resell the stock unless its shares are registered or an exemption from registration is available; (4) the offeree was a sophisticated investor very familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offeree and our management.

During 2008, we issued 40,000 common shares each to John Paul Leonardos, Melinda Q. Russell, and Laura Q. Kent at $0.10 per share for a total of $4,000 from each investor and an aggregate of $12,000. We used the proceeds from these offerings for working capital purposes. We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended. We made these offerings based on the following facts: (1) the issuances were isolated private transactions which did not involve a public offering; (2) there was only one offeree in each offering, (3) each offeree has agreed to the imposition of a restrictive legend on the face of the stock certificate representing its shares, to the effect that it will not resell the stock unless its shares are registered or an exemption from registration is available; (4) the offerees were sophisticated investors very familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offeree and our management.

During 2008, we issued 50,000 common shares each to George B. Roth and Scott & Melissa Garman, at $0.10 per share for a total of $5,000 from each investor and an aggregate of $10,000. We used the proceeds from these offerings for working capital purposes. We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended. We made these offerings based on the following facts: (1) the issuances were isolated private transactions which did not involve a public offering; (2) there was only one offeree in each offering, (3) each offeree has agreed to the imposition of a restrictive legend on the face of the stock certificate representing its shares, to the effect that it will not resell the stock unless its shares are registered or an exemption from registration is available; (4) the offerees were sophisticated investors very familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offeree and our management.

In 2008, we issued 51,000 common shares to Nellie K. Roth at $0.10 per share for an aggregate price of $5,100.  We used the proceeds from these offerings for working capital purposes.  We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended. We made this offering based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there was only one offeree, (3) the offeree has agreed to the imposition of a restrictive legend on the face of the stock certificate representing its shares, to the effect that it will not resell the stock unless its shares are registered or an exemption from registration is available; (4) the offeree was a sophisticated investor very familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offeree and our management.

In 2008, we issued 150,000 common shares to David Allen Current at $0.10 per share for an aggregate price of $15,000.  We used the proceeds from these offerings for working capital purposes.  We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended. We made this offering based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there was only one offeree, (3) the offeree has agreed to the imposition of a restrictive legend on the face of the stock certificate representing its shares, to the effect that it will not resell the stock unless its shares are registered or an exemption from registration is available; (4) the offeree was a sophisticated investor very familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offeree and our management.

Also in 2008, we issued 5,100,000 (originally 510 shares subject to a 10,000 for 1 forward split) common shares to Valerie Garman for her services to the Company as President.  We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended. We made this offering based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there was only one offeree, (3) the offeree has agreed to the imposition of a restrictive legend on the face of the stock certificate representing its shares, to the effect that it will not resell the stock unless its shares are registered or an exemption from registration is available; (4) the offeree was a sophisticated investor very familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offeree and our management.

Also in 2008, we issued 4,900,000 (originally 490 shares subject to a 10,000 for 1 forward split) common shares to Sidney Garman for his services to the Company as Vice-President.  We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended. We made this offering based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there was only one offeree, (3) the offeree has agreed to the imposition of a restrictive legend on the face of the stock certificate representing its shares, to the effect that it will not resell the stock unless its shares are registered or an exemption from registration is available; (4) the offeree was a sophisticated investor very familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offeree and our management.

In 2009, we issued 100,000 common shares to Lisa Derosa at $0.05 per share for an aggregate price of $5,000.  We used the proceeds from these offerings for working capital purposes.  We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended. We made this offering based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there was only one offeree, (3) the offeree has agreed to the imposition of a restrictive legend on the face of the stock certificate representing its shares, to the effect that it will not resell the stock unless its shares are registered or an exemption from registration is available; (4) the offeree was a sophisticated investor very familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offeree and our management.

In 2009, we issued 50,000 common shares to Joyce Griffin at $0.05 per share for an aggregate price of $2,500.  We used the proceeds from these offerings for working capital purposes.  We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended. We made this offering based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there was only one offeree, (3) the offeree has agreed to the imposition of a restrictive legend on the face of the stock certificate representing its shares, to the effect that it will not resell the stock unless its shares are registered or an exemption from registration is available; (4) the offeree was a sophisticated investor very familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offeree and our management.

In 2010, we issued 400,000 common shares to Lisa Derosa at $0.025 per share for an aggregate price of $10,000.  We used the proceeds from these offerings for working capital purposes.  We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended. We made this offering based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there was only one offeree, (3) the offeree has agreed to the imposition of a restrictive legend on the face of the stock certificate representing its shares, to the effect that it will not resell the stock unless its shares are registered or an exemption from registration is available; (4) the offeree was a sophisticated investor very familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offeree and our management.

In 2010, we issued 310,000 common shares to Sharon Garman at $0.05 per share for an aggregate price of $15,500.  We used the proceeds from these offerings for working capital purposes.  We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended. We made this offering based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there was only one offeree, (3) the offeree has agreed to the imposition of a restrictive legend on the face of the stock certificate representing its shares, to the effect that it will not resell the stock unless its shares are registered or an exemption from registration is available; (4) the offeree was a sophisticated investor very familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offeree and our management.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None.

Transfer Agent

Our transfer agent is Guardian Registrar & Transfer, Inc. located at 7951 SW 6th Street, Suite 216, Plantation, Florida 33324.

ITEM 6. SELECTED FINANCIAL DATA

If the registrant qualifies as a smaller reporting company as defined by Rule 229.10(f)(1), it is not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

Certain statements in this report, including statements of our expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis" and the Notes to Consolidated Financial Statements, are "forward-looking statements", within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are subject to certain events, risks and uncertainties that may be outside our control. The words “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “will”, and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. These forward-looking statements include statements of management's plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, our expansion strategy, our ability to achieve operating efficiencies, our dependence on distributors, capacity, suppliers, industry pricing and industry trends, evolving industry standards, domestic and international regulatory matters, general economic and business conditions, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the political and economic climate in which we conduct operations and the risk factors described from time to time in our other documents and reports filed with the Securities and Exchange Commission (the "Commission"). Additional factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: 1) our ability to successfully develop and deliver our product; 2) our ability to compete effectively with other companies in the same industry; 3) our ability to raise sufficient capital in order to effectuate our business plan; and 4) our ability to retain our key executive.

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

For the next 12 months, our Plan of Operations is as follows:

•           Establish Garman Cabinet & Millwork, Inc. as the first and only destination of choice for retailers, manufacturers, builders and individuals.

•           Establish a more prominent identity in the local market through aggressive marketing.

•           Establish an excellent reputation in the community through superior customer service and installation.

•           Establish professional relationships with local and regional clients.

•           Develop and maintain extraordinary relationships with retail merchandisers, manufacturers and contractors through superior service and quality installation resulting in word-of-mouth advertising.

•           Continuously service existing customer base.

•           Continuously update our internet website:  www.garmanmillwork.net.

•           Advertise aggressively on the internet using search engine marketing.

•           Continuously update equipment to meet demands of customers.

•           Hire additional project managers and one additional estimator.

•           Continue to build our installation team and office staff.

•           Open a facility to house our office, equipment and material.

•           Update the training of our existing installation team and hire additional installers to help meet the needs of our clients.

Recent Developments

We are currently improving our installation skills and strengthening our industry relationships.

Major ongoing Tasks:

— building and strengthening professional relationships,

— building and strengthening customer relationships,

— seeking investors,

— continue with improving our installation skills.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Revenues

We had revenues of $144,486 for the year ended December 31, 2009 compared with $444,618 for the year ended December 31, 2008. The decrease in revenues is attributable to a decrease in project work in the year ended December 31, 2009 compared to the prior year ended December 31, 2008.

Cost of Good Sold

We had cost of goods sold of $219,874 or 60.35% of sales for the year ended December 31, 2009 compared with $611,092 or 57.88% for the year ended December 31, 2008. The amount decrease in cost of good sold is attributable to a decrease in project work in the year ended December 31, 2009 compared to the prior year ended December 31, 2008. The percentage of sales for cost of goods sold increased due to the economy suffering from recession and construction jobs in Charlotte slowing down due to lack of financing available from banks.

Operating Expenses

We had operating expenses of $333,135 for the year ended December 31, 2009 compared with $556,546 for the year ended December 31, 2008. The decrease in operating expenses is attributable to a decrease in selling, general and administrative support staff in the year ended December 31, 2009 compared to the prior year ended December 31, 2008.

Other Expenses

We had an interest expense of $7,522 for the year ended December 31, 2009 compared with $7,302 for the year ended December 31, 2008. This was attributable to an incurrence of a bank loan toward the end of the prior year.

Liquidity and Capital Resources

We had $393 cash on hand for the year ended December 31, 2009 compared to $129,432 cash for the year ended December 31, 2008. We will be required to raise capital on an ongoing basis. Most recently we raised funds from unrelated accredited investors through private placements of common stock. In the future we will potentially need to raise capital to sustain operations through this channel.

Net cash provided by (used in) operations for the year ended December 31, 2009 and 2008 was $(66,049) and $(56,781), respectively. A net loss of $196,171 and $119,230 less decrease in accounts payable of $57,569 and $15,005 for the year ended December 31, 2009 and 2008, respectively, are the main reasons for the net cash usages in both periods. Also, for the year ended December 31, 2009, we recorded an expense in the amount of $66,667 for common stock issued for services.

During the year ended December 31, 2009 and 2008, we used cash in investing activities of $0 and $(648), respectively for the purchase of fixed assets.

Net cash provided by financing activities for the year ended December 31, 2009 and 2008 was $37,010 and $73,087, respectively. This is attributable to the borrowings from a bank note payable. Also, for the year ended December 31, 2009, we had proceeds from stockholder loans in the amount of $15,000.

Going concern

As shown in the accompanying consolidated financial statements, we have suffered recurring losses from operation to date. We have a retained deficiency of $336,067 as of December 31, 2009. These factors raise substantial doubt about our ability to continue as a going concern.

Management's plans in regard to this matter are to raise equity capital and seek strategic relationships and alliances in order to increase revenues in an effort to generate positive cash flow. Additionally, we must continue to rely upon equity infusions from investors in order to improve liquidity and sustain operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS

Financial Summary Information

Because this is only a financial summary, it does not contain all the financial information that may be important to you. It should be read in conjunction with the consolidated financial statements and related notes presented in this section.

Audited Financial Summary Information for the Years Ended December 31, 2009 and 2008

Statements of Operations	For the year ended December 31, 2009	For the year ended December 31, 2008

Revenues	$364,360	$1,055,710
Cost of Sales	$219,874	$611,092
Gross profit	$144,486	$444,618
Operating expenses	$333,135	$556,546
(Loss) from operations	$(188,649)	$(111,928)
Interest expense	$7,522	$7,302
Net (loss)	$(196,171)	$(119,230)
Net loss per common share	**	**

** Less than $.01
Balance Sheet	As of December 31, 2009

Cash	$393
Total current assets	$5,493
Other assets	$35,623
Total Assets	$42,661
Current liabilities	$220,298
Long term liabilities	$0
Stockholders’ deficit	$177,637
Total liabilities and stockholders’ equity	$42,661

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors:
Garman Cabinet & Millwork, Inc.

I have audited the balance sheet of Garman Cabinet & Millwork, Inc. as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity, and cash flows for the two years ended December 31, 2009. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on our audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, I express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Garman Cabinet & Millwork, Inc. as of December 31, 2009 and December 31, 2008, and the results of its operations and its cash flows for the two years ended December 31, 2009 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses and has a recent negative internal cash flow from business operations that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Traci J. Anderson, CPA
Traci J. Anderson, CPA

Huntersville, North Carolina

April 13, 2010

GARMAN CABINET & MILLWORK, INC.
BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008

ASSETS	(Audited)	(Audited)
	12/31/2009	12/31/2008
CURRENT ASSETS:
Cash	$393	$29,432
Prepaid expenses	-	66,667
Employee advances	5,100	5,100
TOTAL CURRENT ASSETS	5,493	101,199

FIXED ASSETS:
Machinery and equipment	29,708	29,708
Vehicles	47,351	47,351
Accumulated depreciation	(41,436)	(36,325)
TOTAL FIXED ASSETS	35,623	40,734

Security deposits	1,545	1,545

TOTAL ASSETS	$42,661	$143,478

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$82,574	$25,005
Outstanding checks in excess of bank balances	775	-
Loans from shareholders	15,000	-
Current portion of bank note payable	121,949	107,439
TOTAL CURRENT LIABILITIES	220,298	132,444

LONG-TERM LIABILITIES
Bank note payable	-	-
TOTAL LONG-TERM LIABILITIES	-	-

STOCKHOLDERS' DEFICIT
Common stock ($.0001 par value, 100,000,000 shares authorized; 11,859,300 and 11,709,300 shares issued and outstanding at December 31, 2009 and 2008, respectively)	11,859	11,709
Additional paid in capital	176,571	169,221
Retained deficit	(366,067)	(169,896)
TOTAL STOCKHOLDERS' DEFICIT	(177,637)	11,034

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$42,661	$143,478

The accompanying notes are an integral part of these financial statements

GARMAN CABINET & MILLWORK, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	For the Years
	Ended December 31,
	2009	2008
REVENUES:
Sales	$364,360	$1,055,710
Cost of sales	(219,874)	(611,092)
Gross profit	144,486	444,618

EXPENSES:
Selling, general and administrative expenses	333,135	556,546
Total expenses	333,135	556,546

(Loss) from operations	$(188,649)	$(111,928)

Interest expense	(7,522)	(7,302)

(Loss) before income taxes	(196,171)	(119,230)

Provision for income taxes	-	-

NET (LOSS)	$(196,171)	$(119,230)

Basic and fully diluted net (loss) per common share	$(0.02)	$(0.01)

Weighted average common shares outstanding	11,784,300	10,854,650

The accompanying notes are an integral part of these financial statements

GARMAN CABINET & MILLWORK, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Deficit

Balances, December 31, 2007	10,000,000	$10,000	$-	$(50,666)

Issuance of common stock to accredited investors	709,300	709	70,221	-

Issuance of common stock to service provider	1,000,000	1,000	99,000	-

Net (loss) for the year ended December 31, 2008	-	-	-	(119,230)

Balances, December 31, 2008	11,709,300	$11,709	$169,221	$(169,896)

Issuance of common stock to accredited investors	150,000	150	7,350	-

Net (loss) for the year ended December 31, 2009	-	-	-	(196,171)

Balances, December 31, 2009	11,859,300	$11,859	$176,571	$(366,067)

* Common stock amount and shares have been retroactively restated herein for the ten thousand for one forward split.

GARMAN CABINET & MILLWORK, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(196,171)	$(119,230)
Adjustments to reconcile net loss to net cash (used in) operations:
Depreciation	5,111	5,111
Forward split adjustment to par value	-	9,000
(Increase) decrease in operating assets
Expense for common stock issued for services	66,667	33,333
Increase (decrease) in operating liabilities
Outstanding checks in excess of bank balances	775	-
Accounts payable	57,569	15,005
NET CASH (USED IN) OPERATING ACTIVITIES	(66,049)	(56,781)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	-	(648)
NET CASH (USED IN) INVESTING ACTIVITIES	-	(648)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans payable	15,000	-
Issuance of common stock to accredited investors	7,500	70,930
Refund (payment of) of security deposits	-	(1,545)
Borrowings from bank note payable	14,510	3,702
NET CASH PROVIDED BY FINANCING ACTIVITIES	37,010	73,087

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(29,039)	15,658

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE YEAR	29,432	13,774

END OF THE YEAR	$393	$29,432

SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES:

Common shares issued for prepaid consulting services	$-	$100,000

The accompanying notes are an integral part of these financial statements

GARMAN CABINET & MILLWORK, INC.
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

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

Recent Accounting Pronouncements - The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

FASB Accounting Standards Codification

(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included

GARMAN CABINET & MILLWORK, INC.
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

NOTE 1                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements Continued - in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s consolidated financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the fiscal year ended December 31, 2009.

As a result of the Company’s implementation of the Codification during the fiscal year ended December 31, 2009, previous references to new accounting standards and literature are no longer applicable. In the current annual consolidated financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

Subsequent Events

(Included in Accounting Standards Codification (“ASC”) 855 “Subsequent Events”, previously SFAS No. 165 “Subsequent Events”)

SFAS No. 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the consolidated financial statements are issued or available to be issued (“subsequent events”). An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date. For public entities, this is the date the consolidated financial statements are issued. SFAS No. 165 does not apply to subsequent events or transactions that are within the scope of other GAAP and did not result in significant changes in the subsequent events reported by the Company. SFAS No. 165 became effective for interim or annual periods ending after June 15, 2009 and did not impact the Company’s consolidated financial statements. The Company evaluated for subsequent events through the issuance date of the Company’s consolidated financial statements. No recognized or non-recognized subsequent events were noted.

Determination of the Useful Life of Intangible Assets

(Included in ASC 350 “Intangibles — Goodwill and Other”, previously FSP SFAS No. 142-3 “Determination of the Useful Lives of Intangible Assets”)

FSP SFAS No. 142-3 amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previously issued goodwill and intangible assets topics. This change was intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under topics related to business combinations and other GAAP. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP SFAS No. 142-3 became effective for consolidated financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP SFAS No. 142-3 did not impact the Company’s consolidated financial statements.

Recent Accounting Pronouncements (cont.) - Noncontrolling Interests
(Included in ASC 810 “Consolidation”, previously SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51”)

SFAS No. 160 changed the accounting and reporting for minority interests such that they will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 became effective for fiscal years beginning after December 15, 2008 with early application prohibited. The Company implemented SFAS No. 160 at the start of fiscal 2009 and no longer records an intangible asset when the purchase price of a noncontrolling interest exceeds the book value at the time of buyout. The adoption of SFAS No. 160 did not have any other material impact on the Company’s financial statements.

Consolidation of Variable Interest Entities — Amended
(To be included in ASC 810 “Consolidation”, SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”)

SFAS No. 167 amends FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS No. 167 is effective for the first annual reporting period beginning after November 15, 2009, with earlier adoption prohibited. The Company will adopt SFAS No. 167 in fiscal 2010 and does not anticipate any material impact on the Company’s financial statements.

NOTE 2                      INCOME TAXES

At December 31, 2009 the Company had federal and state net operating loss carry forwards of approximately $366,000 that expire in various years through the year 2023.

Due to operating losses, there is no provision for current federal or state income taxes for the years ended December 31, 2009 and 2008.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at December 31, 2009 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $146,000 less a valuation allowance in the amount of approximately $146,000. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $78,000 and $48,000 for the years ended December 31, 2009 and 2008, respectively.

GARMAN CABINET & MILLWORK, INC.
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

NOTE 2                      INCOME TAXES CONTINUED

The Company’s total deferred tax asset as of December 31, 2009 is as follows:

Net operating loss carry forwards                                                     $   146,000
Valuation allowance                                                                               (146,000)

Net deferred tax asset                                                                                                             $       --
                     ========

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for the years ended December 31, 2009 and 2008 is as follows:

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

During the year ended December 31, 2008, the Company enacted a ten thousand for one forward stock split. The effects of this split are retroactively reflected in the financial statements as of the beginning of the period.

During the year ended December 31, 2008, the Company issued 1,709,300 common shares in exchange for $70,930 and $100,000 in cash collections and services received, respectively, from the sale thereof pursuant to private placements to accredited investors made under Regulation 504.

During the year ended December 31, 2009, the Company issued 150,000 common shares in exchange for $7,500 in cash collections from the sale thereof pursuant to private placements to accredited investors made under Regulation 504.

NOTE 4                      INCOME (LOSS) PER SHARE
Income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Basic and diluted income (loss) per share was the same for the years ended December 31, 2009 and 2008.

NOTE 5                      SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the years ended December 31, 2009 and 2008 are summarized as follows:

Cash paid during the period for interest and income taxes:

 2008                                2009
Income Taxes                                                     $   --                                $  --
Interest                                                                $7,302                      $7,522

NOTE 6                      GOING CONCERN AND UNCERTAINTY

The Company has suffered recent losses from operations since inception. In addition, the Company has recently generated a negative internal cash flow from its business operations. These factors raise substantial doubt as to the ability of the Company to continue as a going concern.

Management’s plans with regard to these matters encompass the following actions: 1) obtain funding from new investors to alleviate the Company’s working deficiency, and 2) implement a plan to generate sales. The Company’s continued existence is dependent upon its ability to resolve it liquidity problems and increase profitability in its current business operations. However, the outcome of management’s plans cannot be ascertained with any degree of certainty. The accompanying financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties. Due to business souring and cash at low levels, management has elected to search for acquisition candidates to enhance value to its shareholders.

NOTE 7                      LEASE COMMITMENTS AND RELATED PARTY TRANSACTIONS

The Company has four operating lease agreements at various rates with unrelated parties. The leases all expire in 2009 and, therefore, no future minimum lease commitment exists beyond one year.

The Company leases approximately 2,000 square feet of space for its corporate headquarter offices. The Company also leases three residences which are used for employee housing.

NOTE 8                      BANK LINE OF CREDIT PAYABLE

The Company has a bank line of credit payable to an unrelated banking institution bearing annual interest of 1% above the Wall Street Journal prime rate or 7% as of December, 2009, secured by machinery and equipment with a net book value of approximately $35,623 at December 31, 2009. The bank line of credit was originally for $125,000 in maximum borrowings available and consists of no specific monthly payments of principal and interest due to the nature of the line. The principal maturity was originally November, 2008 but the line of credit was extended for an additional period. The line of credit is dated November 2, 2007 and is guaranteed by two of the Company’s officers and directors.

Principal maturities of the bank note payable as of December 31, 2009 for the next five years and thereafter are as follows:

2010                                           $   121,949
Total                                           $   121,949

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods. Our Chief Executive Officer and our Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for maintaining our disclosure controls and procedures. The controls and procedures established by us are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

To evaluate the effectiveness of our internal controls over financial reporting, we have adopted the framework prescribed by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  We believe that this framework will assist in the provision of reasonable assurance of the effectiveness and efficiency of operations, the reliability of financial reporting, and compliance with applicable laws and regulations.  In adopting the COSO framework, we maintain a control environment, perform risk assessments, carry out control activities, emphasize quality information and effective communication, and perform monitoring.  In the maintenance of a control environment, we are committed to integrity and ethical values as well as to competence.  We strive to assign authority and responsibility in a manner that supports our internal controls, and we also maintain human resources policies and procedures designed to support our internal controls.  Our risk assessments are designed to ensure the achievement of company-wide and process-level objectives as well as to identify and analyze risks while managing change.  We believe that all of these components together form a foundation for sound internal control through directed leadership, shared values and a culture that emphasizes accountability for control.

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

The Certifying Officers have also concluded, based on our evaluation of our controls and procedures that as of December 31, 2009, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements under all potential conditions. Therefore, effective internal control over financial reporting provides only reasonable, and not absolute, assurance that a restatement of our financial statements would be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in the our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

ITEM 9A(T). CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of December 31, 2009, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Annual Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

As of the end of the period covered by the Annual Report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors are elected at the Company’s annual meeting of Stockholders and serve for one year until the next annual Stockholders’ meeting or until their successors are elected and qualified. Officers are elected by the Board of Directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board. The Company may reimburse all Directors for their expenses in connection with their activities as directors of the Company. Directors of the Company who are also employees of the Company will not receive additional compensation for their services as directors.

The following table sets forth certain information with respect to our directors, executive officers and key employees. The annual meeting of stockholders is held on December 31.

NAME	AGE	POSITION	DATE OF APPOINTMENT	NUMBER OF TERMS SERVED AS DIRECTOR
Valerie A. Garman	37	President & Director	Inception	13 terms
Sidney L. Garman	45	Vice President and Treasurer	Inception	0 terms

The following is a biographical summary of the experience of each of the executive officers:

Valerie A. Garman – President & Director

Ms. Garman is responsible for the defining corporate vision and implementation of management structure and oversight of marketing/sales, and domestic business development. Since 1996, she has headed up the payroll, accounts receivable, accounts payable, invoicing and office functions.

Ms. Garman has taken office management classes and computer classes from Osceola College.  She has twelve years of experience in office management and computers. She is skilled in QuickBooks Pro, Microsoft Office software and Windows operating systems.

Sidney L. Garman – Vice President & Treasurer

Mr. Garman’s role is on site management of installations of interior architectural woodwork projects.  He is responsible for estimating and scheduling field crews and materials for each project.  He works together with customers, architects, millwork companies and general contractors to go over blueprints and approved shop drawings.  His prior experiences include working with multiple general contractors to install intricate woodwork throughout Walt Disney World in Orlando, Florida.

Mr. Garman completed six semesters of structural engineering at Harrisburg Community College and became OSHA certified in 2001.

Compensation of Directors

The Board of Directors may compensate directors for their services as such.  We have not paid our Directors any fees in connection with their role as members of our Board. The Board of Directors may also provide for the payment of all travel and out-of-pocket expenses in connection with Directors’ attendance at Board meetings. Each board member serves for a one year term until elections are held at each annual meeting.

Directors are elected at the Company’s annual meeting of Stockholders and serve for one year until the next annual Stockholders’ meeting or until their successors are elected and qualified. Officers are elected by the Board of Directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board. The Company may reimburse all Directors for their expenses in connection with their activities as directors of the Company. Directors of the Company who are also employees of the Company will not receive additional compensation for their services as directors.

Family Relationships

Valerie A. Garman is married to Sidney L. Garman. Please refer to the Selling Security Holders section for disclosure on Shareholder relationships to management.

Involvement In Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Commission or the commodities futures trading commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee

We do not have a separately designated standing audit committee. Pursuant to Section 3(a)(58)(B) of the Exchange Act, the entire Board of Directors acts as an audit committee for the purpose of overseeing the accounting and financial reporting processes, and audits of our financial statements. The Commission recently adopted new regulations relating to audit committee composition and functions, including disclosure requirements relating to the presence of an "audit committee financial expert" serving on its audit committee. In connection with these new requirements, our Board of Directors examined the Commission's definition of "audit committee financial expert" and concluded that we do not currently have a person that qualifies as such an expert. We have had minimal operations for the past two (2) years. Presently, there is only one director serving on our Board, and us are not in a position at this time to attract, retain and compensate additional directors in order to acquire a director who qualifies as an "audit committee financial expert", but we intend to retain an additional director who will qualify as such an expert, as soon as reasonably practicable. While neither of our current directors meets the qualifications of an "audit committee financial expert", each of our directors, by virtue of his past employment experience, has considerable knowledge of financial statements, finance, and accounting, and has significant employment experience involving financial oversight responsibilities. Accordingly, we believe that our current director capably fulfills the duties and responsibilities of an audit committee in the absence of such an expert.

Code of Ethics

We have adopted a code of ethic (the "Code of Ethics") that applies to our principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Ethics is being designed with the intent to deter wrongdoing, and to promote the following:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships
•
Full, fair, accurate, timely and understandable disclosure in reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by the small business issuer

•             Compliance with applicable governmental laws, rules and regulations
The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code
•              Accountability for adherence to the code

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and we are required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended December 2009. We believe that all of these filing requirements were satisfied by our executive officers, directors and by the beneficial owners of more than 10% of our common stock. In making this statement, we have relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth for the fiscal years ended December 31, 2009, 2008 and 2007, the compensation awarded to, paid to, or earned bye our executive officers:

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards (1) ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Valerie A. Garman, President	2007 2008 2009	38,740 44,044 21,175	-	0	-	-	-	-	38,740 44,044 21,175
Sidney L. Garman, Vice President & Treasurer	2007 2008 2009	67,340 75,504 36,300	-	0	-	-	-	-	67,340 75,504 36,600

Outstanding Equity Awards At Fiscal Year-End Table

None.

Option Exercises And Stock Vested Table

None.

Pension Benefits Table

None.

Nonqualified Deferred Compensation Table

None.

All Other Compensation Table

None.

Perquisites Table

None.

Potential Payments Upon Termination Or Change In Control Table

None.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, our stock price, or any other measure.

Compensation of Directors

The Director did not receive any other compensation for serving as members of the Board of Directors. The Board has not implemented a plan to award options. There are no contractual arrangements with any member of the Board of Directors.

We do not intend to pay any additional compensation to our Directors. As of the date hereof, we have not entered into employment contracts with any of our officers, and we do not intend to enter into any employment contracts until such time as it profitable to do so.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of the common stock as of April 12, 2010, by (i) each person who is known by the Company to own beneficially more than 5% of any classes of outstanding Stock, (ii) each director of the Company, (iii) each officer and (iv) all directors and executive officers of the Company as a group.

The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 and 13d-5 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted.

Name of Beneficial Owner	Number of Shares of Common Stock (1)	Percent of Class
Valerie A. Garman President & Director 137 Cross Center Road Box 318 Denver, North Carolina 28037	5,100,000	40.58%
Sidney L. Garman Vice President & Treasurer 137 Cross Center Road Box 318 Denver, North Carolina 28037	4,900,000	38.98%
Greentree Financial Group, Inc. 19720 Jetton Road Suite 300 Cornelius, NC 28031	1,000,000	7.96%
All officers and directors as a group (2 persons)	10,000,000	79.56%

(1)	Based on 12,569,300 issued and outstanding shares of common stock.

Changes in Control

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The President and Vice President of the Company, who together owns 79.56% of the company, personally own 3 of the 4 properties that the Company uses for business purposes related to millwork and cabinet manufacturing. The Company has four separate lease agreements with Mr. Sidney Garman and Mrs. Valerie Garman, the Vice President and President of the Company. The first property is the 5425 Datha Avenue, Charlotte, NC 28269 property. This is a 1 year lease, ending on December 31, 2010. The Company pays $11,880 annually for this space, monthly payments of $990. The second property is located at 3433 Durham Lane, Charlotte, NC 28269. This is a 1 year lease ending December 31, 2010. The Company pays $19,800 annually, with monthly payments totaling $1650. The third property is located at 7710 Bankhead Road, Denver, NC 28037. This is a 1 year lease, ending July 31, 2010. The Company pays $31,680 annually, monthly payments of $2,460. Each lease agreement calls for the Company to bear the cost of their own electric, water, gas, phone, and cable. Payment for each property is due at the first of the month.  The fourth property, which is not owned by the President or Vice President, is a lease agreement for 14241 Tribute Place Drive #106, Huntersville, NC 28078. This is a 15 month lease that ended on January 14, 2009. The monthly rent for this lease is $970.

The property located at 14241 Tribute Place Drive #106, Huntersville, NC 28078 has Sharon Garman listed as a leaser. Sharon Garman is the mother of Sidney Garman. Due to the amount of travel required with our business, Management needed a person that can be called on in the event of an emergency to answer questions or deal with issues, the apartment complex required her to be named on the lease to legally give her any information necessary.

In 2006, the Company accepted a shareholder loan in the amount of $11,254. The loan was repaid in 2007. It was for monies advanced by Sidney and Valerie Garman to the Company to help fund expenses. There was no written agreement and the effects of imputed interest were immaterial to the financial statements taken as a whole.

Pursuant to a June 13, 2008 consulting agreement, the Company agreed to pay a sum of $50,000 to Greentree Financial Group, Inc. in exchange for financial consulting services relating to the Issuer becoming as a “public company.” To date, the Company has paid 3 installments of $10,000 and issued 1,000,000 shares the Company’s common stock to Greentree Financial Group, Inc.

Greentree Financial Group, Inc. is considered a “related person” because they are a security holder covered by Item 403(a) of SEC Regulation S-B since they are known to the Issuer to be the beneficial owner of more than five percent of our common stock.

Greentree Financial Group, Inc. acts as a financial consultant to the Issuer.  Robert C. Cottone and Michael Bongiovanni are the owners of Greentree Financial Group, Inc.  Mr. Cottone and Mr. Bongiovanni share equal voting power over the investments of Greentree Financial Group, Inc.  Greentree Financial Group, Inc. received 1,000,000 shares of our common stock for consulting services that consist of assisting in the preparation of this Form S-1 registration statement and the prospectus included herein, compliance with state Blue Sky regulations, selection of an independent transfer agent and Edgar services.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, Traci J. Anderson, CPA ("Anderson") for our audit of the annual financial statements for the years ended December 31, 2009 and 2008. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2009	2008
	Anderson	Anderson

Audit Fees (1)	$8,000	$10,000	(3)
Audit-Related Fees (4)		--
Tax Fees (5)		--
All Other Fees (6)		--
Total Accounting Fees and Services	$8,000	$10,500

(1)
Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Forms 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	The amounts shown for Anderson relate to services in connection with consents and assistance with and review of documents filed with the Securities and Exchange Commission.

(3)	Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements.
(4)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

(5)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

Pre-Approval Policy for Audit and Non-Audit Services

We do not have a standing audit committee, and the full Board performs all functions of an audit committee, including the pre-approval of all audit and non-audit services before we engage an accountant. All of the services rendered to us by Traci J. Anderson CPA were pre-approved by our Board of Directors.

We are presently working with its legal counsel to establish formal pre-approval policies and procedures for future engagements of our accountants. The new policies and procedures will be detailed as to the particular service, will require that the Board or an audit committee thereof be informed of each service, and will prohibit the delegation of pre-approval responsibilities to management. It is currently anticipated that our new policy will provide (i) for an annual pre-approval, by the Board or audit committee, of all audit, audit-related and non-audit services proposed to be rendered by the independent auditor for the fiscal year, as specifically described in the auditor's engagement letter, and (ii) that additional engagements of the auditor, which were not approved in the annual pre-approval process, and engagements that are anticipated to exceed previously approved thresholds, will be presented on a case-by-case basis, by the President or Controller, for pre-approval by the Board or audit committee, before management engages the auditors for any such purposes. The new policy and procedures may authorize the Board or audit committee to delegate, to one or more of its members, the authority to pre-approve certain permitted services, provided that the estimated fee for any such service does not exceed a specified dollar amount (to be determined). All pre-approvals shall be contingent on a finding, by the Board, audit committee, or delegate, as the case may be, that the provision of the proposed services is compatible with the maintenance of the auditor's independence in the conduct of its auditing functions. In no event shall any non-audit related service be approved that would result in the independent auditor no longer being considered independent under the applicable rules and regulations of the Securities and Exchange Commission.

    (a) On December 31, 2009, our Chief Executive Officer and Chief Financial Officer made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

    (b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

1. The following financial statements of GARMAN CABINET & MILLWORK, INC. are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm Balance Sheet at December 31, 2009
Statements of Operations - for the years ended December 31, 2009 and 2008
Statements of Cash Flows - for the years ended December 31, 2009 and 2008
Statements of Stockholders’ Equity - for the years ended December 31, 2009 and 2008
Notes to Financial Statements

2. Exhibits

14.1 Code of Ethics *
31.1.   Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
31.2.   Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer
32.1.   Section 1350 Certifications of Chief Executive Officer
32.2.   Section 1350 Certifications of Chief Financial Officer

* Filed previously.

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GARMAN CABINET & MILLWORK, INC.

Date: April 13, 2010                                                                                  /s/ Valerie Garman
                                                                                                                      Valerie
                                                                                                                      President