Form 10-Q
period 2010-03-31
GARMAN CABINET & MILLWORK, INC.
filed 2010-05-14
CIK 1446374

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2010.

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number:  333-157399

GARMAN CABINET & MILLWORK, INC.
(Exact Name of Registrant as Specified in Its Charter)

North Carolina	2431	56-2115043
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

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

Large accelerated filer	♦
Non-accelerated filer	♦ (Do not check if a smaller reporting company)
Accelerated filer	♦
Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act).
Yes [  ]                                No [X]

Number of shares of common stock outstanding as of March 31, 2010:     12,569,300

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

ITEM 1.  FINANCIAL STA TEMENTS

INDEX TO GARMAN CABINET AND MILLWORK, INC. FINANCIAL STATEMENTS

Garman Cabinet and Millwork, Inc.

Balance Sheet                                                                    4

Statement of Operations                                                   5

Statement of Stockholders' Equity                                  6

Statement of Cash Flows                                                  7

Notes to Financial Statements                                         8

GARMAN CABINET & MILLWORK, INC.
BALANCE SHEETS
AS OF MARCH 31 AND DECEMBER 31, 2009

ASSETS	(Unaudited)	(Audited)
	3/31/2010	12/31/2009
CURRENT ASSETS:
Cash	$937	$393
Employee advances	5,100	5,100
TOTAL CURRENT ASSETS	6,037	5,493

FIXED ASSETS:
Machinery and equipment	29,708	29,708
Vehicles	47,351	47,351
Total Gross Fixed Assets	77,059	77,059
Accumulated depreciation	(42,713)	(41,436)
TOTAL NET FIXED ASSETS	34,346	35,623

Security deposits	1,545	1,545

TOTAL ASSETS	$41,928	$42,661

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$86,530	$82,574
Outstanding checks in excess of bank balances	150	775
Loans from shareholders	15,000	15,000
Current portion of bank note payable	121,169	121,949
TOTAL CURRENT LIABILITIES	222,849	220,298

LONG-TERM LIABILITIES
Bank note payable	-	-
TOTAL LONG-TERM LIABILITIES	-	-

STOCKHOLDERS' DEFICIT
Common stock ($.0001 par value, 100,000,000 shares authorized; 12,569,300 and 11,859,300 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively)	12,569	11,859
Additional paid in capital	203,361	176,571
Retained deficit	(396,851)	(366,067)
TOTAL STOCKHOLDERS' DEFICIT	(180,921)	(177,637)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$41,928	$42,661

The accompanying notes are an integral part of these financial statements.

GARMAN CABINET & MILLWORK, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

	Three Months
	Ended March 31,
	2010	2009
REVENUES:
Sales	$7,393	$70,763
Cost of sales	(4,102)	(39,627)
Gross profit	3,291	31,136

EXPENSES:
Selling, general and administrative expenses	33,864	96,772
Total expenses	33,864	96,772

(Loss) from operations	$(30,573)	$(65,636)

Interest expense	(211)	(1,198)

(Loss) before income taxes	(30,784)	(66,834)

Provision for income taxes	-	-

NET (LOSS)	$(30,784)	$(66,834)

Basic and fully diluted net (loss) per common share	$(0.003)	$(0.006)

Weighted average common shares outstanding	12,214,300	11,709,300

The accompanying notes are an integral part of these financial statements.

GARMAN CABINET & MILLWORK, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2010

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Deficit

Balances, December 31, 2009	11,859,300	$11,859	$176,571	$(366,067)

Issuance of common stock to accredited investors	710,000	710	26,790	-

Net (loss) for the quarter ended March 31, 2010	-	-	-	(30,784)

Balances, March 31, 2010	12,569,300	$12,569	$203,361	$(396,851)

The accompanying notes are an integral part of these financial statements.

GARMAN CABINET & MILLWORK, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(30,784)	$(66,834)
Adjustments to reconcile net loss to net cash (used in) operations:
Depreciation	1,277	1,278
(Increase) decrease in operating assets
Prepaid expenses	-	33,333
Employee advances	-	5,100
Increase (decrease) in operating liabilities
Outstanding checks in excess of bank balances	(625)	-
Accounts payable	3,956	2,690
NET CASH (USED IN) OPERATING ACTIVITIES	(26,176)	(24,433)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	-	-
NET CASH (USED IN) INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock to accredited investors	27,500	-
Reapyments of bank note payable	(780)	-
Borrowings from bank note payable	-	5,798
NET CASH PROVIDED BY FINANCING ACTIVITIES	26,720	5,798

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	544	(18,635)

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	393	29,432

END OF THE PERIOD	$937	$10,797

The accompanying notes are an integral part of these financial statements.

GARMAN CABINET AND MILLWORK, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010

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

GARMAN CABINET AND MILLWORK, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010

NOTE 1                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

FASB Accounting Standards Codification

(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s consolidated financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the fiscal year ended December 31, 2009.

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

Consolidation of Variable Interest Entities — Amended
(To be included in ASC 810 “Consolidation”, SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”)

SFAS No. 167 amends FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary

GARMAN CABINET AND MILLWORK, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010

NOTE 1                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

to reassess who should consolidate a variable-interest entity. SFAS No. 167 is effective for the first annual reporting period beginning after November 15, 2009, with earlier adoption prohibited. The Company will adopt SFAS No. 167 in fiscal 2010 and does not anticipate any material impact on the Company’s financial statements.

NOTE 2                      INCOME TAXES

At March 31, 2010, the Company had federal and state net operating loss carry forwards of approximately $396,000 that expire in various years through the year 2023.

Due to operating losses, there is no provision for current federal or state income taxes for the three months ended March 31, 2010 and 2009.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at March 31, 2010 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $158,000 less a valuation allowance in the amount of approximately $158,000. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $12,000 for the quarter ended March 31, 2010.

The Company’s total deferred tax asset as of March 31, 2010 is as follows:

Net operating loss carry forwards                                                     $   158,000
Valuation allowance                                                                               (158,000)

Net deferred tax asset                                                                                                       $             --
                   ========

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for the three months ended March 31, 2010 and 2009 is as follows:

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

During the three months ended March 31, 2010, the Company issued 710,000 common shares in exchange for $27,500 in cash collections from the sale thereof pursuant to private placements to accredited investors made under Regulation 504.

NOTE 4                      INCOME (LOSS) PER SHARE

Income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Basic and diluted income (loss) per share was the same for the years ended December 31, 2009 and 2008.

NOTE 5                      SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the three months ended March 31, 2010 and 2009 are summarized as follows:

Cash paid during the period for interest and income taxes:
                                                                                                                         2010                                2009
Income Taxes                                                    $   --                                $  --
Interest                                                              $  211                             $1,198

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

NOTE 7                      LEASE COMMITMENTS AND RELATED PARTY TRANSACTIONS

The Company has four operating lease agreements at various rates with unrelated parties. The leases all expire in 2010 and, therefore, no future minimum lease commitment exists beyond one year.

The Company leases approximately 2,000 square feet of space for its corporate headquarter offices. The Company also leases three residences which are used for employee housing.

NOTE 8                      BANK LINE OF CREDIT PAYABLE

The Company has a bank line of credit payable to an unrelated banking institution bearing annual interest of 1% above the Wall Street Journal prime rate or 7% as of March, 2010, secured by machinery and equipment with a net book value of approximately $34,346 at March 31, 2010. The bank line of credit was originally for $125,000 in maximum borrowings available and consists of no specific monthly payments of principal and interest due to the nature of the line. The principal maturity was originally November, 2008 but the line of credit was extended for an additional period. The line of credit is dated November 2, 2007 and is guaranteed by two of the Company’s officers and directors.

Principal maturities of the bank note payable as of March 31, 2010 for the next five years and thereafter are as follows:

2010                                           $   121,169
Total                                          $   121,169

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

RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

Revenues

The Company had revenues of $3,291 for the three months ended March 31, 2010 compared with $31,136 for the three months ended March 31, 2009. The decrease in revenues is attributable to a decrease in project work in the three months ended March 31, 2010 compared to the prior three months ended March 31, 2009.

Cost of Good Sold

The Company had cost of goods sold of $4,102 or 55.48% of sales for the three months ended March 31, 2010 compared with $39,627 or 55.99% for the three months ended March 31, 2009. The amount decrease in cost of good sold is attributable to a decrease in project work in the three months ended March 31, 2010 compared to the prior three months ended March 31, 2009. The percentage of sales for cost of goods sold remained constant.

Operating Expenses

The Company had operating expenses of $33,864 for the three months ended March 31, 2010 compared with $96,772 for the three months ended March 31, 2009. The decrease in operating expenses is attributable to a decrease in project work which required less selling, general and administrative support staff in the three months ended March 31, 2010 compared to the prior three months ended March 31, 2009.

Other Expenses

The Company had an interest expense of $211 for the three months ended March 31, 2010 compared with $1,198 for the three months ended March 31, 2009. This was attributable to an incurrence of a bank loan toward the end of the prior year.

Liquidity and Capital Resources

We had $937 cash for the three months ended March 31, 2010 compared to $10,797 cash for the three months ended March 31, 2009. We will be required to raise capital on an ongoing basis. Most recently we raised funds from unrelated accredited investors through private placements of common stock. In the future we will potentially need to raise capital to sustain operations through this channel.

Net cash provided by (used in) operations for the three months ended March 31, 2010 and 2009 were $(26,176) and $(14,433), respectively. A net loss of $30,784 and $66,834 less decrease in accounts payable of $3,956 and $2,690 for the three months ended March 31, 2010 and 2009, respectively, are the main reasons for the net cash usages in both periods. Also, for the three months ended March 31, 2009, we recorded a prepaid expense in the amount of $33,333.

During the three months ended March 31, 2010 and 2009, we used cash in investing activities of $0 and $0, respectively.

Net cash provided by financing activities for the three months ended March 31, 2010 and 2009 were $26,720 and $5,798, respectively. The net cash provided by financing for the three months ended March 31, 2010 is attributable to the issuance of common stock to accredited investors in the amount of $27,500.

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

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of March 31, 2010, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of March 31, 2010, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Quarterly Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

ITEM 1. LEGAL PROC EEDINGS

We are not aware of any pending or threatened legal proceedings, in which we are involved. In addition, we are not aware of any pending or threatened legal proceedings in which entities affiliated with our officers, directors or beneficial owners are involved.

ITEM 1A. RISK FACTORS

The information to be reported under this item has not changed since the previously filed 10K, for the year ended December 31, 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the first quarter of 2010, we issued 400,000 common shares to Lisa Derosa at $0.025 per share for an aggregate price of $10,000.  We used the proceeds from these offerings for working capital purposes.  We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended. We made this offering based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there was only one offeree, (3) the offeree has agreed to the imposition of a restrictive legend on the face of the stock certificate representing its shares, to the effect that it will not resell the stock unless its shares are registered or an exemption from registration is available; (4) the offeree was a sophisticated investor very familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offeree and our management.

In the first quarter of 2010, we issued 310,000 common shares to Sharon Garman at $0.05 per share for an aggregate price of $15,500.  We used the proceeds from these offerings for working capital purposes.  We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended. We made this offering based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there was only one offeree, (3) the offeree has agreed to the imposition of a restrictive legend on the face of the stock certificate representing its shares, to the effect that it will not resell the stock unless its shares are registered or an exemption from registration is available; (4) the offeree was a sophisticated investor very familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offeree and our management.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFOR MATION

None.

ITEM 6. EXHIBITS

(1)	Exhibits: Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 28 of this Form 10-Q, which is incorporated herein by reference.

       Reports on Form 8-K filed

(2)	None.

SIG NATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

GARMAN CABINET & MILLWORK, INC.

Date: May 11, 2010	By:	/s/ Valerie Garman
Valerie Garman President , Chief Executive Officer

INDEX TO E XHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002