Form 10-Q
period 2010-06-30
GARMAN CABINET & MILLWORK, INC.
filed 2010-08-16
CIK 1446374

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2010.

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number:  333-157399

GARMAN CABINET & MILLWORK, INC.
(Exact Name of Registrant as Specified in Its Charter)

North Carolina	2431	56-2115043
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

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

Large accelerated filer	♦
Non-accelerated filer	♦ (Do not check if a smaller reporting company)
Accelerated filer	♦
Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act).
Yes [  ]                                No [X]

Number of shares of common stock outstanding as of August 13, 2010:     12,569,300

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

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STA TEMENTS

INDEX TO GARMAN CABINET AND MILLWORK, INC. FINANCIAL STATEMENTS

Garman Cabinet and Millwork, Inc.     Page

Balance Sheet                                4

Statement of Operations               5

Statement of Cash Flows              6

Notes to Financial Statements     7

GARMAN CABINET & MILLWORK, INC.
BALANCE SHEETS
AS OF JUNE 30 AND DECEMBER 31, 2009

ASSETS	(Unaudited)	(Audited)
	6/30/2010	12/31/2009
CURRENT ASSETS:
Cash	$2,096	$393
Employee advances	5,100	5,100
TOTAL CURRENT ASSETS	7,196	5,493

FIXED ASSETS:
Machinery and equipment	29,708	29,708
Vehicles	47,351	47,351
Total Gross Fixed Assets	77,059	77,059
Accumulated depreciation	(43,990)	(41,436)
TOTAL NET FIXED ASSETS	33,069	35,623

Security deposits	1,545	1,545

TOTAL ASSETS	$41,810	$42,661

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$88,344	$82,574
Outstanding checks in excess of bank balances	150	775
Loans from shareholders	15,000	15,000
Current portion of bank note payable	118,924	121,949
TOTAL CURRENT LIABILITIES	222,418	220,298

LONG-TERM LIABILITIES
Bank note payable	-	-
TOTAL LONG-TERM LIABILITIES	-	-

STOCKHOLDERS' DEFICIT
Common stock ($.0001 par value, 100,000,000 shares authorized; 12,569,300 and 11,859,300 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively)	12,569	11,859
Additional paid in capital	203,361	176,571
Retained deficit	(396,538)	(366,067)
TOTAL STOCKHOLDERS' DEFICIT	(180,608)	(177,637)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$41,810	$42,661

The accompanying notes are an integral part of these financial statements.

GARMAN CABINET & MILLWORK, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
REVENUES:
Sales	$49,110	$173,761	$56,503	$244,524
Cost of sales	(26,874)	(95,874)	(30,976)	(135,501)
Gross profit	22,236	77,887	25,527	109,023

EXPENSES:
Selling, general and administrative expenses	19,920	156,681	53,784	253,453
Total expenses	19,920	156,681	53,784	253,453

Income (loss) from operations	$2,316	$(78,794)	$(28,257)	$(144,430)

Interest expense	(2,003)	(2,012)	(2,214)	(3,210)

Income (loss) before income taxes	313	(80,806)	(30,471)	(147,640)

Provision for income taxes	-	-	-	-

NET INCOME (LOSS)	$313	$(80,806)	$(30,471)	$(147,640)

Basic and fully diluted net income (loss) per common share	$0.000	$(0.01)	$(0.002)	$(0.01)

Weighted average common shares outstanding	12,214,300	11,709,300	12,214,300	11,709,300

The accompanying notes are an integral part of these financial statements.

GARMAN CABINET & MILLWORK, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(30,471)	$(147,640)
Adjustments to reconcile net loss to net cash (used in) operations:
Depreciation	2,554	2,556
(Increase) decrease in operating assets
Prepaid expenses	-	66,667
Employee advances	-	5,100
Increase (decrease) in operating liabilities
Outstanding checks in excess of bank balances	(625)	-
Accounts payable	5,770	39,283
NET CASH (USED IN) OPERATING ACTIVITIES	(22,772)	(34,034)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	-	-
NET CASH (USED IN) INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock to accredited investors	27,500	-
Repayments of bank note payable	(3,025)	-
Borrowings from bank note payable	-	13,510
NET CASH PROVIDED BY FINANCING ACTIVITIES	24,475	13,510

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,703	(20,524)

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	393	29,432

END OF THE PERIOD	$2,096	$8,908

The accompanying notes are an integral part of these financial statements.

GARMAN CABINET & MILLWORK, INC.
NOTES TO FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2010

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
For the Six Months Ended June 30, 2010

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

Recent Accounting Pronouncements (cont.) - As a result of the Company’s implementation of the Codification during the fiscal year ended December 31, 2009, previous references to new accounting standards and literature are no longer applicable. In the current annual consolidated financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

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

GARMAN CABINET & MILLWORK, INC.
NOTES TO FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2010

NOTE 2                      INCOME TAXES

At June 30, 2010, the Company had federal and state net operating loss carry forwards of approximately $396,000 that expire in various years through the year 2023.

Due to operating losses, there is no provision for current federal or state income taxes for the three and six months ended June 30, 2010 and 2009.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at June 30, 2010 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $158,000 less a valuation allowance in the amount of approximately $158,000. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $12,000 for the six months ended June 30, 2010.

The Company’s total deferred tax asset as of June 30, 2010 is as follows:

Net operating loss carry forwards                                                           $      158,000
Valuation allowance                                                                                         (158,000)

Net deferred tax asset                                                                $                  --
                               ========

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for the three and six months ended June 30, 2010 and 2009 is as follows:

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

NOTE 5                      SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the three months ended June 30, 2010 and 2009 are summarized as follows:

Cash paid during the period for interest and income taxes:

2010                                           2009
Income Taxes                                                    $   --                                         $  --
Interest                                                               $2,214                                     $3,210

GARMAN CABINET & MILLWORK, INC.
NOTES TO FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2010

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

NOTE 8                      BANK LINE OF CREDIT PAYABLE

The Company has a bank line of credit payable to an unrelated banking institution bearing annual interest of 1% above the Wall Street Journal prime rate or 7% as of June, 2010, secured by machinery and equipment with a net book value of approximately $33,069 at June 30, 2010. The bank line of credit was originally for $125,000 in maximum borrowings available and consists of no specific monthly payments of principal and interest due to the nature of the line. The principal maturity was originally November, 2008 but the line of credit was extended for an additional period. The line of credit is dated November 2, 2007 and is guaranteed by two of the Company’s officers and directors.

Principal maturities of the bank note payable as of June 30, 2010 for the next five years and thereafter are as follows:

2010                                                      $   118,924
Total                                                      $   118,924

ITEM 2. Management’s Discussion and Analysis

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

RESULTS OF OPERATIONS – FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

Revenues

We had revenues of $49,110 for the three months ended June 30, 2010 compared with $173,761 for the three months ended June 30, 2009. The decrease in revenues is attributable to a decrease in project work in the three months ended June 30, 2010 compared to the prior three months ended June 30, 2009.

We had revenues of $56,503 for the six months ended June 30, 2010 compared with $244,524 for the six months ended June 30, 2009. The decrease in revenues is attributable to a decrease in project work in the six months ended June 30, 2010 compared to the prior six months ended June 30, 2009.

Cost of Good Sold

We had cost of goods sold of $26,874 or 55% of sales for the three months ended June 30, 2010 compared with $95,874 or 56% for the three months ended June 30, 2009. The amount decrease in cost of good sold is attributable to a decrease in project work in the three months ended June 30, 2010 compared to the prior three months ended June 30, 2009. The percentage of sales for cost of goods sold remained constant.

We had cost of goods sold of $30,976 or 55% of sales for the six months ended June 30, 2010 compared with $135,501 or 56% for the six months ended June 30, 2009. The amount decrease in cost of good sold is attributable to a decrease in project work in the six months ended June 30, 2010 compared to the prior six months ended June 30, 2009. The percentage of sales for cost of goods sold remained constant.

Operating Expenses

We had operating expenses of $19,920 for the three months ended June 30, 2010 compared with $156,681 for the three months ended June 30, 2009. The decrease in operating expenses is attributable to a decrease in project work which required less selling, general and administrative support staff in the three months ended June 30, 2010 compared to the prior three months ended June 30, 2009.

We had operating expenses of $53,784 for the six months ended June 30, 2010 compared with $253,453 for the six months ended June 30, 2009. The decrease in operating expenses is attributable to a decrease in project work which required less selling, general and administrative support staff in the six months ended June 30, 2010 compared to the prior six months ended June 30, 2009.

Other Expenses

We had an interest expense of $2,003 for the three months ended June 30, 2010 compared with $2,012 for the three months ended June 30, 2009. This was attributable to an incurrence of a bank loan toward the end of the prior year.

We had an interest expense of $2,214 for the six months ended June 30, 2010 compared with $3,210 for the six months ended June 30, 2009. This was attributable to an incurrence of a bank loan toward the end of the prior year.

Liquidity and Capital Resources

We had $2,096 cash as of June 30, 2010 compared to $10,797 cash for the three months ended June 30, 2009. We will be required to raise capital on an ongoing basis. Most recently we raised funds from unrelated accredited investors through private placements of common stock. In the future we will potentially need to raise capital to sustain operations through this channel.

Net cash provided by (used in) operations for the six months ended June 30, 2010 and 2009 were $(22,772) and $(34,034), respectively. A net loss of $30,471 and $147,640 less decreases in accounts payable of $5,770 and $39,283 for the six months ended June 30, 2010 and 2009, respectively, are the main reasons for the net cash usages in both periods. Also, for the six months ended June 30, 2009, we recorded a prepaid expense in the amount of $66,667.

During the six months ended June 30, 2010 and 2009, we used cash in investing activities of $-0- and $-0-, respectively.

Net cash provided by financing activities for the six months ended June 30, 2010 and 2009 were $24,475 and $13,510, respectively. The net cash provided by financing for the six months ended June 30, 2010 is attributable to the issuance of common stock to accredited investors in the amount of $27,500. There were repayments of bank notes payable in each period.

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

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of June 30, 2010, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of June 30, 2010, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Quarterly Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

GARMAN CABINET & MILLWORK, INC.

Date: August 16, 2010	By:	/s/ Valerie Garman
Valerie Garman President , Chief Executive Officer

INDEX TO E XHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002