Form 10-Q
period 2010-09-30
GARMAN CABINET & MILLWORK, INC.
filed 2010-11-10
CIK 1446374

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2010.

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number:  333-157399

GARMAN CABINET & MILLWORK, INC.
(Exact Name of Registrant as Specified in Its Charter)

North Carolina	2431	56-2115043
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

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

Large accelerated filer	♦
Non-accelerated filer	♦ (Do not check if a smaller reporting company)
Accelerated filer	♦
Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act).
Yes [  ]                                No [X]

Number of shares of common stock outstanding as of November 9, 2010:      11,859,300

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

ITEM 1. FINANCIAL STATEMENTS

GARMAN CABINET & MILLWORK, INC.
BALANCE SHEETS
AS OF SEPTEMBER 30 AND DECEMBER 31, 2009

ASSETS	(Unaudited)	(Audited)
	9/30/2010	12/31/2009
CURRENT ASSETS:
Cash	$3,610	$393
Employee advances	5,100	5,100
TOTAL CURRENT ASSETS	8,710	5,493

FIXED ASSETS:
Machinery and equipment	29,708	29,708
Vehicles	47,351	47,351
Total Gross Fixed Assets	77,059	77,059
Accumulated depreciation	(45,267)	(41,436)
TOTAL NET FIXED ASSETS	31,792	35,623

Security deposits	1,545	1,545

TOTAL ASSETS	$42,047	$42,661

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$84,682	$82,574
Outstanding checks in excess of bank balances	-	775
Loans from shareholders	15,000	15,000
Current portion of bank note payable	116,522	121,949
TOTAL CURRENT LIABILITIES	216,204	220,298

LONG-TERM LIABILITIES
Bank note payable	-	-
TOTAL LONG-TERM LIABILITIES	-	-

STOCKHOLDERS' DEFICIT
Common stock ($.0001 par value, 100,000,000 shares authorized; 12,569,300 and 11,859,300 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively)	12,569	11,859
Additional paid in capital	203,361	176,571
Retained deficit	(390,089)	(366,067)
TOTAL STOCKHOLDERS' DEFICIT	(174,159)	(177,637)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$42,045	$42,661

The accompanying notes are an integral part of these financial statements.

GARMAN CABINET & MILLWORK, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
REVENUES:
Sales	$53,032	$53,171	$109,535	$297,695
Cost of sales	(28,002)	(28,950)	(58,978)	(164,451)
Gross profit	25,030	24,221	50,557	133,244

EXPENSES:
Selling, general and administrative expenses	18,178	58,760	71,962	312,213
Total expenses	18,178	58,760	71,962	312,213

Income (loss) from operations	$6,852	$(34,539)	$(21,405)	$(178,969)

Interest expense	(403)	(1,894)	(2,617)	(5,104)

Income (loss) before income taxes	6,449	(36,433)	(24,022)	(184,073)

Provision for income taxes	-	-	-	-

NET INCOME (LOSS)	$6,449	$(36,433)	$(24,022)	$(184,073)

Basic and fully diluted net income (loss) per common share	$0.001	$(0.003)	$(0.002)	$(0.016)

Weighted average common shares outstanding	12,569,300	11,709,300	12,214,300	11,709,300

The accompanying notes are an integral part of these financial statements.

GARMAN CABINET & MILLWORK, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(24,022)	$(184,073)
Adjustments to reconcile net loss to net cash (used in) operations:
Depreciation	3,831	3,833
(Increase) decrease in operating assets
Prepaid expenses	-	66,667
Employee advances	-	5,100
Increase (decrease) in operating liabilities
Outstanding checks in excess of bank balances	-	-
Accounts payable	-	48,477
NET CASH (USED IN) OPERATING ACTIVITIES	(20,191)	(59,996)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	-	-
NET CASH (USED IN) INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock to accredited investors	27,500	-
Repayments of bank note payable	-	-
Proceeds from stockholder loans	-	15,000
Borrowings from bank note payable	-	16,010
NET CASH PROVIDED BY FINANCING ACTIVITIES	27,500	31,010

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,309	(28,986)

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	393	29,432

END OF THE PERIOD	$7,702	$446

The accompanying notes are an integral part of these financial statements.

GARMAN CABINET & MILLWORK, INC.
NOTES TO FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2010

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

Deferred Taxes
The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification.  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

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

Comprehensive Income (Loss) - The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. There were no items of comprehensive income (loss) applicable to the Company during the period covered in the consolidated financial statements.

Loss Per Share - Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of September 30, 2010.

Long-Lived Assets - The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets.  Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended September 30, 2010.

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

GARMAN CABINET & MILLWORK, INC.
NOTES TO FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2010

NOTE 1                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Risk and Uncertainties - The Company is subject to risks common to companies in the service industry, including, but not limited to, litigation, development of new technological innovations and dependence on key personnel.

Stock Based Transactions—The Company accounts for stock-based compensation using the fair value method following the guidance set forth in section 718-10 of the FASB Accounting Standards Codification for disclosure about Stock-Based Compensation. This section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

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

GARMAN CABINET & MILLWORK, INC.
NOTES TO FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2010

NOTE 1                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 2                      INCOME TAXES
At September 30, 2010, the Company had federal and state net operating loss carry forwards of approximately $390,000 that expire in various years through the year 2023.

Due to operating losses, there is no provision for current federal or state income taxes for the three and nine months ended September 30, 2010 and 2009.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at September 30, 2010 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $156,000 less a valuation allowance in the amount of approximately $156,000. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $10,000 for the nine months ended September 30, 2010.

The Company’s total deferred tax asset as of September 30, 2010 is as follows:

Net operating loss carry forwards                               $   156,000
Valuation allowance                                                        (156,000)

Net deferred tax asset                                          $       --
========

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for the three and nine months ended September 30, 2010 and 2009 is as follows:

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

GARMAN CABINET & MILLWORK, INC.
NOTES TO FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2010

NOTE 3                      CAPITAL STOCK
The Company is authorized to issue 100,000,000 common shares at $.0001 par value per share.

During the three months ended March 31, 2010, the Company issued 710,000 common shares in exchange for $27,500 in cash collections from the sale thereof pursuant to private placements to accredited investors made under Regulation 504.

NOTE 4                      INCOME (LOSS) PER SHARE
Income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Basic and diluted income (loss) per share was the same for the nine months ended September 30, 2010 and 2009.

NOTE 5                      SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the nine months ended September 30, 2010 and 2009 are summarized as follows:

Cash paid during the period for interest and income taxes:

2010                                           2009
Income Taxes                                                    $   --                                            $  --
Interest                                                              $2,617                                         $3,210

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

NOTE 8                      BANK LINE OF CREDIT PAYABLE

The Company has a bank line of credit payable to an unrelated banking institution bearing annual interest of 1% above the Wall Street Journal prime rate or 7% as of June, 2010, secured by machinery and equipment with a net book value of approximately $31,792 at September 30, 2010. The bank line of credit was originally for $125,000 in maximum borrowings available and consists of no specific monthly payments of principal and interest due to the nature of the line. The principal maturity was originally November, 2008 but the line of credit was extended for an additional period. The line of credit is dated November 2, 2007 and is guaranteed by two of the Company’s officers and directors.

Principal maturities of the bank note payable as of September 30, 2010 for the next five years and thereafter are as follows:

2010                                                      $   116,522
Total                                                      $   116,522

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

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

RESULTS OF OPERATIONS – FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

Revenues

We had revenues of $53,032 for the three months ended September 30, 2010 compared with $53,171for the three months ended September 30, 2009. The increase in revenues is attributable to a increase in project work in the three months ended September 30, 2010 compared to the prior three months ended September 30, 2009.

We had revenues of $109,535 for the nine months ended September 30, 2010 compared with $297, 695 for the nine months ended September 30, 2009. The decrease in revenues is attributable to a decrease in project work in the nine months ended September 30, 2010 compared to the prior nine months ended September 30, 2009.

Cost of Good Sold

We had cost of goods sold of $28,002 or 53% of sales for the three months ended September 30, 2010 compared with $28,950 or 54% for the three months ended September 30, 2009. The amount decrease in cost of good sold is attributable to a decrease in project work in the three months ended September 30, 2010 compared to the prior three months ended September 30, 2009. The percentage of sales for cost of goods sold remained constant.

We had cost of goods sold of $58,978 or 54% of sales for the nine months ended September 30, 2010 compared with $164,451 or 55% for the nine months ended September 30, 2009. The decrease in cost of good sold is attributable to a decrease in project work in the nine months ended September 30, 2010 compared to the prior nine months ended September 30, 2009. The percentage of sales for cost of goods sold remained constant.

Operating Expenses

We had operating expenses of $18,178 for the three months ended September 30, 2010 compared with $58,760 for the three months ended September 30, 2009. The decrease in operating expenses is attributable to decrease in project work which required less selling, general and administrative support staff in the three months ended September 30, 2010 compared to the prior three months ended September 30, 2009.

We had operating expenses of $71,962 for the nine months ended September 30, 2010 compared with $312,213 for the nine months ended September 30, 2009. The decrease in operating expenses is attributable to decrease in project work which required less selling, general and administrative support staff in the nine months ended September 30, 2010 compared to the prior nine months ended September 30, 2009.

Other Expenses

We had an interest expense of $403 for the three months ended September 30, 2010 compared with $1,894 for the three months ended September 30, 2009. This was attributable to an incurrence of a bank loan toward the end of the prior year.

We had an interest expense of $2,617 for the nine months ended September 30, 2010 compared with $5,104 for the nine months ended September 30, 2009. This was attributable to an incurrence of a bank loan toward the end of the prior year.

Liquidity and Capital Resources

We had $7,720 cash as of September 30, 2010 compared to $393 cash at December 31, 2009. We will be required to raise capital on an ongoing basis. Most recently we raised funds from unrelated accredited investors through private placements of common stock. In the future we will potentially need to raise capital to sustain operations through this channel.

Net cash provided by (used in) operations for the nine months ended September 30, 2010 and 2009 were $(20,191) and $(59,996), respectively. A net loss of $(24,022) and $(184,073) less decreases in accounts payable of $0 and $48,477 for the nine months ended September 30, 2010 and 2009, respectively, are the main reasons for the net cash usages in both periods. Also, for the nine months ended September 30, 2009, we recorded a prepaid expense in the amount of $66,667.

During the nine months ended September 30, 2010 and 2009, we used cash in investing activities of $-0- and $-0-, respectively.

Net cash provided by financing activities for the nine months ended September 30, 2010 and 2009 were $27,500 and $31,010, respectively. The net cash provided by financing for the nine months ended September 30, 2010 is attributable to the issuance of common stock to accredited investors in the amount of $27,500. There were no repayments of bank notes payable in each period. We borrowed $15,000 from our stockholder in 2009. We borrowed $16,010 from our bank in 2009.

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

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of September 30, 2010, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of September 30, 2010, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Quarterly Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Effective August 20, 2010, the client-auditor relationship between Garman Cabinet & Millwork, Inc. (the "Company") and Traci J. Anderson, CPA (the "Former Auditor") was terminated upon the dismissal of the Former Auditor as our independent registered accounting firm. We have not yet engaged another principal independent public accountant to audit our financial statements for the year ending December 31, 2010. The decision to change accountants was recommended and approved by our Board of Directors, effective August 20, 2010, and was necessitated as a result of the revocation of the registration of the Former Auditors by the Public Company Accounting Oversight Board (“PCAOB”) for violations of rules and auditing standards in auditing financial statements, PCAOB rules and quality control standards.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

GARMAN CABINET & MILLWORK, INC.

Date: November 9, 2010	By:	/s/ Valerie Garman
Valerie Garman President , Chief Executive Officer

INDEX TO E XHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002